Form 10-Q
period 1996-06-30
PHARMCHEM LABORATORIES INC
filed 1996-08-12
CIK 876645

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                ----------------

                                   FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    ---------------------

                         COMMISSION FILE NUMBER 0-19371
                          PHARMCHEM LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                    77-0187280
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)

          1505-A O'BRIEN DRIVE
         MENLO PARK, CALIFORNIA                                94025
(Address of principal executive offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 328-6200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
         As of June 30, 1996, the registrant had outstanding 5,604,838 shares of Common Stock, no par value.

                          PHARMCHEM LABORATORIES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.     FINANCIAL INFORMATION                                          PAGE

Item 1.     Financial Statements ..........................................   3

            Condensed Consolidated Interim Balance Sheets at

            June 30, 1996 (unaudited) and December 31, 1995 ...............   4

            Condensed Consolidated Interim Statements of Operations (unaudited) for the Three months and the Six months

             ended June 30, 1996 and 1995..................................   5

            Condensed Consolidated Interim Statements of
            Cash Flows (unaudited) for the Six months ended

            June 30, 1996 and 1995  .......................................   6

            Notes to Condensed Consolidated Interim Financial Statements...   7

Item 2.     Management's Discussion and Analysis of Financial Condition

            and Results of Operations .....................................   8

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders............  11

Item 6.     Exhibits and Reports on Form 8-K  .............................  11

SIGNATURE   ...............................................................  12

PART I.       FINANCIAL INFORMATION

1.       Financial Statements

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

         These financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to summarize fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

                                                                                  June 30,         December 31,
                                                                                    1996               1995
                                                                                  --------         ------------
                                                                                 (Unaudited)         (Audited)
                                                                                         (In thousands)
                                     ASSETS
                                     ------
CURRENT ASSETS
        Cash and cash equivalents                                                $    134             $    647
                                                                                 --------             --------
        Accounts receivable                                                        10,109                9,463
            Less - allowance for doubtful accounts                                   (519)                (462)
                                                                                 --------             --------
                 Accounts receivable, net                                           9,590                9,001
                                                                                 --------             --------
        Supplies inventory                                                          1,276                1,688
        Other current assets                                                          913                  700
                                                                                 --------             --------
                TOTAL CURRENT ASSETS                                               11,913               12,036
                                                                                 --------             --------
PROPERTY AND EQUIPMENT, at cost                                                    13,649               12,534
           Less - accumulated depreciation and amortization                        (7,487)              (7,134)
                                                                                 --------             --------
                Property and equipment, net                                         6,162                5,400
                                                                                 --------             --------
OTHER ASSETS                                                                        1,223                1,202
                                                                                 --------             --------
GOODWILL                                                                           10,181               10,181
          Less - accumulated amortization and write-downs                          (6,728)              (6,636)
                                                                                 --------             --------
              Goodwill, net                                                         3,453                3,545
                                                                                 --------             --------
TOTAL ASSETS                                                                       22,751             $ 22,183
                                                                                 ========             ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

        Current portion of long-term debt                                        $  1,397             $  1,197
        Accounts payable                                                            2,302                3,773
        Accrued compensation                                                          806                1,187
        Taxes payable                                                                  85                   68
        Other accrued liabilities                                                   2,486                1,528
                                                                                 --------             --------
                TOTAL CURRENT LIABILITIES                                           7,076                7,753
                                                                                 --------             --------
LONG TERM DEBT, net of current portion                                              4,712                3,401
                                                                                 --------             --------

SHAREHOLDERS' EQUITY

        Common  stock, no par value, 10,000 shares authorized, 5,605 and 5,587 shares issued and outstanding at June 30, 1996
                and December 31, 1995, respectively                                18,733               18,703
        Accumulated Deficit                                                        (7,770)              (7,674)
                                                                                 --------             --------
                TOTAL SHAREHOLDERS' EQUITY                                         10,963               11,029
                                                                                 --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 22,751             $ 22,183
                                                                                 ========             ========


     The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                           ------------------------        ------------------------
                                                             1996            1995           1996             1995
                                                           --------        --------        -------         --------
                                                                     (In thousands, except per share amounts)

SALES                                                      $ 10,771        $  9,722        $ 20,638        $ 18,514

COST OF SALES                                                 8,240           7,262          15,866          13,784
                                                           --------        --------        --------        --------
GROSS PROFIT                                                  2,531           2,460           4,772           4,730

OPERATING EXPENSES
        Selling, general and administrative                   1,796           1,763           3,679           3,469
        Marketing rights and research costs                     463             256             914             509
        Amortization of goodwill                                 46              61              92             123
                                                           --------        --------        --------        --------
                    Total operating expenses                  2,305           2,080           4,685           4,101
                                                           --------        --------        --------        --------

INCOME FROM OPERATIONS                                          226             380              87             629

Interest expense                                               (133)           (111)           (245)           (233)
Other income (expense), net                                     (11)             16              62              39
                                                           --------        --------        --------        --------
                                                               (144)            (95)           (183)           (194)
                                                           --------        --------        --------        --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  82             285             (96)            435

PROVISION FOR INCOME TAXES                                       --             111              --             160
                                                           --------        --------        --------        --------

NET INCOME (LOSS)                                          $     82        $    174        $    (96)       $    275
                                                           ========        ========        ========        ========

INCOME (LOSS) PER SHARE                                    $   0.01        $   0.03        $  (0.02)       $   0.05
                                                           ========        ========        ========        ========

Weighted average number of common shares outstanding          5,791           5,751           5,598           5,673
                                                           ========        ========        ========        ========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                            ----------------------
                                                                                              1996           1995
                                                                                            -------        -------
                                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                                                   $   (96)       $   275
        Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:

                Depreciation and amortization                                                   959          1,270
                Gain on disposition of property and equipment                                   (50)            --
       Changes in assets and liabilities:

                Accounts receivable                                                            (589)          (892)
                Supplies inventory                                                              412            (69)
                Other current assets                                                           (213)            88
                Accounts payable and other accrued expenses                                    (894)         1,332
                Taxes payable                                                                    17             83
                                                                                            -------        -------
                        Net cash (used for) provided by operating activities                   (454)         2,087
                                                                                            -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES

                Additions to property and equipment                                          (1,736)        (1,039)
                Proceeds from sale of property and equipment                                    230             --
                Payments for marketing rights                                                    --           (355)
                Decrease (increase) in other assets                                             (94)           145
                                                                                            -------        -------
                        Net cash used for investing activities                               (1,600)        (1,249)
                                                                                            -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES

              Principal borrowings (payments) on long-term debt                                 516           (588)
              Principal borrowings on revolver loan                                             995           (850)
              Proceeds from exercise of stock options                                            30             11
                                                                                            -------        -------
                        Net cash provided by (used for) financing activities                  1,541         (1,427)
                                                                                            -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (513)          (589)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                647            989
                                                                                            -------        -------
CASH AND EQUIVALENTS AT END OF PERIOD                                                       $   134        $   400
                                                                                            =======        =======
Supplemental Cash Flow Data

The following presents supplemental cash flow data (in thousands):

              Cash paid for interest                                                        $   107        $   260
                                                                                            =======        =======
              Cash paid for taxes                                                           $    27        $    20
                                                                                            =======        =======

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       Net Income (Loss) per Share

         Net income per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options outstanding (using the treasury stock method). Net loss per share data has been computed only on the weighted average number of common shares outstanding during the period. Common equivalent shares, which represent shares issuable upon the exercise of outstanding options were excluded from the calculation of the loss per share because the effect of including such shares in the computation would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data:

                                           Three Months Ended June 30,              Six Months Ended June 30,
                                       --------  --------  ------   ------    --------  --------   ------   -------
                                         1996     1995      1996     1995       1996      1995      1996     1995
                                       --------  --------  ------   ------    --------  --------   ------   -------
                                         (In thousands)    (As a % of sales)    (In thousands)    (As a % of sales)
SALES
   Public and private employers        $  5,494  $  4,947    51.0%   50.9%    $ 10,091   $  9,075    48.9%   49.0%
   Criminal justice agencies              4,056     3,092    37.7    31.8        7,806      6,140    37.8    33.2
   Drug rehabilitation programs             420       562     3.9     5.8          965      1,087     4.7     5.9
   Medscreen                                801     1,121     7.4    11.5        1,776      2,212     8.6    11.9
                                       --------  --------   -----   -----     --------   --------   -----   -----
          Total sales                    10,771     9,722   100.0   100.0       20,638     18,514   100.0   100.0

COST OF SALES                             8,240     7,262    76.5    74.7       15,866     13,784    76.9    74.5
                                       --------  --------   -----   -----     --------   --------   -----   -----
GROSS PROFIT                              2,531     2,460    23.5    25.3        4,772      4,730    23.1    25.5
                                       --------  --------   -----   -----     --------   --------   -----   -----
OPERATING EXPENSES
  Selling, general and administrative     1,796     1,763    16.7    18.1        3,679      3,469    17.8    18.7
  Marketing rights and research costs       463       256     4.3     2.6          914        509     4.4     2.7
  Amortization of goodwill                   46        61     0.4     0.6           92        123     0.5     0.7
                                       --------  --------   -----   -----     --------   --------   -----   -----
         Total operating expenses         2,305     2,080    21.4    21.4        4,685      4,101    22.7    22.2

                                       --------  --------   -----   -----     --------   --------   -----   -----
INCOME FROM OPERATIONS                      226       380     2.1     3.9           87        629     0.4     3.3
                                       ========  ========   =====   =====     ========   ========   =====   =====

OTHER EXPENSE, net                         (144)      (95)   (1.3)   (1.0)        (183)      (194)   (0.9)   (1.0)
                                       ========  ========   =====   =====     ========   ========   =====   =====

NET INCOME (LOSS)                      $     82  $    174     0.8%    1.8%    $    (96)  $    275    (0.5)%   1.5%
                                       ========  ========   =====   =====     ========   ========   =====   =====


         Sales for the three months ended June 30, 1996 were $10,771,000, 10.8% higher than for the same period last year. Sales for the six months ended June 30, 1996 were $20,638,000, 11.5% higher than for the same period last year. These increases were due primarily to an increase in the number of specimens
analyzed.   Subsequent to the end of the second quarter, the U.S. Army bid was awarded to another laboratory. Accordingly, revenue under this contract will cease subsequent to July 31, 1996.

         Cost of sales for the three months ended June 30, 1996 was $8,240,000, 76.5% of sales, compared to $7,262,000, 74.7% of sales, for the same period last year. Cost of sales for the six months ended June 30, 1996 was $15,866,000, 76.9% of sales, compared to $13,784,000, 74.5% of sales for the same period last year. These increases in cost of sales were due primarily to labor costs, excess capacity in the Texas laboratory and ongoing investment spending.

         Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1996 were $1,796,000, 16.7% of sales, compared to $1,763,000, 18.1% of sales, for the same period last year. SG&A expenses for the six months ended June 30, 1996 were $3,679,000, 17.8% of sales, compared to $3,469,000, 18.7% of sales in the same period last year. These increases in SG&A expenses were due primarily to an increase in the staff assigned to administrative and support functions.

         Marketing rights and research costs for the three months ended June 30, 1996 were $463,000, 4.3% of sales, compared to $256,000, 2.6% of sales, for the same period last year. Marketing rights and research costs for the six months ended June 30, 1996 were $914,000, 4.4% of sales, compared to $509,000, 2.7% of sales, for the same period last year. These increases were due to expensing costs related to the PharmChekTM for the six months ended June 30, 1996. These costs were capitalized by the Company in the same periods last year. Such costs were written off in the fourth quarter of 1995 due to continued uncertainties regarding the realization of the marketing rights. The Company continues to expense such costs.

         Income from operations for the three months ended June 30, 1996 was $226,000, 2.1% of sales, compared to $380,000, 3.9% of sales, for the same period last year. Income from operations for the six months ended June 30, 1996 was $87,000, 0.4% of sales, compared to income from operations of $629,000, 3.3% of sales, for the same period last year. These decreases were a result of the items described above.

         Net Income for the three months ended June 30, 1996 was $82,000 or $0.01 per share, compared to net income of $174,000, or $.03 for the same period last year. Net loss for the six months ended June 30, 1996 was $96,000, or a loss of $0.02 per share, compared to net income of $275,000, or $.05 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company realized a net decrease in cash and cash equivalents of $513,000 during the six months ended June 30, 1996. The Company used $454,000 in net cash for operations during the first six months of 1996, compared to generating net cash from operations of $2,087,000 for the same period last year. This was offset by short-term borrowings.

         At June 30, 1996 the Company had a $7,000,000 term and revolver loan credit agreement ("Credit Agreement") with a bank, under which $3,789,000 in borrowings were outstanding at June 30, 1996. Approximately $944,000 was outstanding under the original $2,000,000 amortizing term loan, and $2,845,000 was outstanding under the $5,000,000 revolver line of credit as of June 30,

1996. Borrowings under the revolver loan are limited to 75% of qualified accounts receivable. The Credit Agreement expires on November 5, 1997. The term loan bears interest at the bank reference rate plus 0.5% (8.75% at June 30, 1996), and the revolver loan bears interest at the bank reference rate plus 1.0% (9.25% at June 30, 1996). As of June 30, 1996 the Company was in compliance with all covenants related to the Credit Agreement.

         The Company anticipates that existing cash balances, borrowings under its credit agreement and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures through 1996.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the Company held on May 21,1996, the Company's shareholders took the following actions:

         (a) The following directors were elected to serve until the next Annual Meeting:

                                                              Votes

                  Director Elected                  For                 Withheld
                  ----------------                  ---                 --------
                  Joseph W. Halligan            4,185,718                333,689
                  Richard Irwin                 4,184,718                334,689
                  Thomas Volpe                  4,186,718                332,689


         (b) Arthur Andersen LLP was appointed the Company's Independent Public Accountants, by a vote of 4,495,560 shares in favor, 6,687 shares against and 17,160 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PharmChem Laboratories, Inc.
                                    (Registrant)


Date:  August 9, 1996               By:  /s/ David A. Lattanzio
                                         ---------------------------------------
                                    David A. Lattanzio
                                    Chief Financial Officer and Vice President,
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)