Form 10-K
period 1996-12-31
PHARMCHEM LABORATORIES INC
filed 1997-03-24
CIK 876645

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-19371

                          PHARMCHEM LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    77-0187280
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             1505-A O'BRIEN DRIVE
            MENLO PARK, CALIFORNIA                                94025
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 328-6200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                 COMMON STOCK                             NASDAQ NATIONAL MARKET

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No

                   ======================

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of $4 9/16 as reported on the Nasdaq/NMS on January 31, 1997) was approximately $26,059,000. Shares of voting stock held by each executive officer and director and by each holder of 5% or more of the outstanding voting stock have been treated as shares held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of January 31, 1997 was 5,711,648.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the PharmChem Laboratories, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission on or before April 30, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report.
================================================================================

                          PHARMCHEM LABORATORIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                                          PAGE
                                                                                          ----
  PART I.
  Item 1.    Business.................................................................      3
  Item 2.    Properties...............................................................      8
  Item 3.    Legal Proceedings........................................................      8
  Item 4.    Submission of Matters to a Vote of Security Holders......................      9
  PART II.
  Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters....     10
  Item 6.    Selected Consolidated Financial Data.....................................     11
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................     11
  Item 8.    Financial Statements and Supplementary Data..............................     16
  Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...................................     32
  PART III.
  Item 10.   Directors and Executive Officers of the Registrant.......................     32
  Item 11.   Executive Compensation...................................................     32
  Item 12.   Security Ownership of Certain Beneficial Owners and Management...........     32
  Item 13.   Certain Relationships and Related Transactions...........................     32
  PART IV.
  Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K...........     32
  Signatures .........................................................................     36

                                     PART I

ITEM 1.  BUSINESS

     Unless the context indicates otherwise, all references herein to "PharmChem" or the "Company" include PharmChem Laboratories, Inc. and its wholly-owned subsidiary, Medscreen Limited ("Medscreen").

GENERAL

     PharmChem Laboratories, Inc. is a leading independent laboratory providing integrated drug testing services to corporate and governmental customers seeking to detect and deter the use of illegal drugs and alcohol. PharmChem is certified by the U.S. Department of Health and Human Services, including Clinical Laboratory Improvement Amendments (CLIA) and Substance Abuse and Mental Health Service Administration (SAMHSA), formerly the National Institute on Drug Abuse, the College of American Pathologists (CAP) and a number of states to conduct drug testing using forensic procedures. These forensic procedures provide accurate and reliable test results and a chain-of-custody for each specimen from its collection to the reporting of its test result. PharmChem tests for a number of drugs of abuse, including cocaine, methamphetamine, heroin, phencyclidine
(PCP), marijuana (THC) and alcohol, primarily by urinalysis but also with the PharmChek(TM) sweat testing system and the PharmScreen(TM) on-site screening device. In addition to forensic drug testing, PharmChem offers a range of services which are customized to assist customers in implementing cost-effective drug testing programs.

     PharmChem was incorporated in California in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation which was founded in 1971. In 1991, the Company completed its initial public offering. In 1992, PharmChem expanded its operations through the acquisitions of London-based Medscreen (a provider of international drug testing services) and of a certified laboratory in Fort Worth, Texas. The Company's customers include private and public employers, criminal justice agencies and drug treatment programs, primarily in the United States and the United Kingdom.

INDUSTRY BACKGROUND

     Historically, the drug testing market has been served by national clinical laboratory chains, independent national drug testing laboratories, such as PharmChem, and numerous regional and local laboratories. Thousands of general clinical laboratories nationwide can conduct forensic and and non-forensic drug testing, and are increasingly bidding on local contracts. Over the past several years, however, many corporate and governmental organizations are requiring drug testing laboratories to be certified to conduct forensic drug tests and to offer integrated cost-effective testing services. Also, many large organizations, particularly those in the public sector, use a competitive bidding procedure to select their drug testing laboratories. The bidding process for these competitive contracts is often limited to qualified bidders and certified drug testing laboratories, which can demonstrate the ability to meet the service and volume levels specified by the customer.

DRUG TESTING OPERATIONS

     The essential elements of forensic drug testing are a secure chain-of-custody for each specimen from its collection to the reporting of its test result and accurate and reliable testing in which a second independent test is performed to confirm each positive test result. PharmChem carefully controls each step of the testing process with detailed written procedures and using the specific forensic testing methods required for legal defensibility of results. The Company performs the largest portion of its testing at its laboratory in Menlo Park, California, which operates six days per week, 24 hours a day. The Company also provides complete testing services at its Texas Division in Fort Worth and its London-based subsidiary, Medscreen. The steps in the Company's forensic drug testing process by urinalysis are as follows:

     Specimen Collection and Transportation. Forensic drug testing begins with specimen collection conducted under carefully controlled conditions. Once a donor has provided a specimen, it is assigned a unique specimen identification number. Information pertinent to the specimen is then recorded on a chain-of-custody form numbered to match the specimen bottle. Specimens, together with chain-of-custody forms, are delivered to the Company by courier or U.S. mail.

     Receiving and Accessioning. PharmChem receives specimens in its restricted accessioning rooms, where they are inspected for tampering and checked for proper chain-of-custody documentation. Specimens are identified and monitored using unique bar-coded laboratory accessioning numbers.

     Screening. Each specimen submitted to PharmChem is screened for the presence of the drugs specified by the customer. The Company performs in excess of 1,200,000 screening tests on more than 250,000 specimens per month to determine the presence of drugs. The screening methods used by the Company include enzyme-multiplied immunoassay technique (EMIT)(1), radioimmunoassay
(RIA) and thin layer chromatography (TLC).

     Confirmation Testing. Specimens that screen negative are reported to the customer without further testing. Specimens that screen positive are confirmed by testing a separate aliquot using a different and independent technology from that used for the initial screening. Confirmation technologies employed by PharmChem include gas chromatography/mass spectrometry (GC/MS) and gas chromatography (GC). GC/MS confirmation is required for federally-regulated drug testing and most other workplace drug testing and its use has been cited with approval in numerous legal proceedings.

     Quality Assurance/Quality Control (QA/QC). PharmChem carefully monitors the accuracy and reliability of its test results by internal and external QA/QC programs. The Company's staff evaluates laboratory performance with open and blind quality control samples. In addition, the Company is subject to frequent proficiency testing by various certifying bodies which send their own open and blind samples to the laboratory. Further, the Company is subject to frequent inspections by certifying agencies.

     Data Review. Each test result undergoes several independent levels of review before being reported by a certifying scientist.

     Reporting of Results. PharmChem transmits most of its test results electronically using secure communications networks and more recently, through automated voice reporting systems. Upon release by a certifying scientist, each test result is made available by the Company's information systems to the customer's computer, secure facsimile machine or by telephonic inquiry. The Company routinely reports results for specimens that screen negative within 24 hours of receipt in the laboratory and within 48 hours for specimens that require confirmation.

CUSTOMER SERVICES AND TECHNICAL SUPPORT

     PharmChem provides a variety of drug testing services which are customized to each customer's specific needs. The Company employs a customer service and technical support staff specializing in one or more of the following areas of service.

     Specimen Collection. PharmChem manages specimen collection services for a number of its customers. The Company maintains a list of more than 4,000 clinics and other organizations throughout the country that offer specimen collection services that comply with forensic drug testing procedures. PharmChem's customer service staff identifies collectors conveniently located to customer sites, prepares customized specimen collection procedures, conducts training of collection personnel and monitors their performance. In 1996, PharmChem managed more than 500,000 collections in the U.S., while Medscreen managed approximately 20,000 collections throughout the U.K. and at over 150 shipping ports throughout the world.

---------------

(1)EMIT is a registered trademark of Behring Diagnostics, Inc.

     Transportation. Most specimens are transported to PharmChem by overnight or same-day courier, or by U.S. mail. The Company offers special specimen transportation services for selected areas throughout the country which provide for pickup of specimens before the close of each business day.

     Technical Consultation. The technical specialists on PharmChem's staff are experienced in drug metabolism and other technical aspects of drug testing. These specialists respond to requests from customers to interpret test results. In addition, the Company is often called upon to assemble the complete chain-of-custody and testing data package for specimen results which have been challenged and to provide expert witness testimony in legal proceedings. The technical consultation group also provides comprehensive in-service training for customers on topics such as substance abuse trends, toxicology and drug pharmacology, breath alcohol testing and technical information on the Company's testing procedures.

     Program Analysis. PharmChem collects and analyzes data on test results in order to provide comprehensive monthly statistical reports to meet customers' regulatory requirements and to assist with drug program management.

RESEARCH AND DEVELOPMENT

     Research and development activities are performed by PharmChem's most experienced scientists and technicians. The Company's research and development efforts continually focus upon improving laboratory procedures and processes. The Company believes it has engineered a number of efficiencies to improve the accuracy and reliability of its drug tests.

PHARMCHEK(TM) SWEAT PATCH

     Since 1992, the Company has been investing in PharmChek(TM), a system which uses sweat to detect the use of illegal drugs. PharmChek(TM) may offer several advantages over drug detection systems which are currently available. It does not require the handling of urine or blood, which may be objectionable to some people. The use of sweat as a testing medium may lengthen the drug use detection period and decrease testing costs by reducing the need for specialized specimen collection facilities and staff. While the primary use of PharmChek(TM) has been to detect illegal drugs, the ability of this system to detect alcohol may also be explored.

     During 1995 and 1996, the Company conducted pilot programs using PharmChek(TM) with the Michigan Department of Corrections (Michigan DOC) and the Administrative Office of the United States Courts (Federal Probation). Although certain issues have arisen in such pilot testing relating to the adhesive qualities of the product, the Company is working toward improving the product. In 1995, the U.S. Food and Drug Administration (FDA) cleared PharmChek(TM) for detecting the use of cocaine, opiates (including heroin), and amphetamines (including methamphetamine) and, in 1996, clearance was obtained for detecting the use of phencyclidine (PCP) and marijuana (THC).

     The Company has incurred significant costs in connection with the commercialization of PharmChek(TM) and expects to continue to do so in the future. To date, sales of PharmChek(TM) by the Company have not been material and there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PHARMSCREEN(TM) ON-SITE SCREENING DEVICE

     In recent years there has been a growing trend toward the use of on-site screening for drugs of abuse by a number of agencies, including some of the Company's customers. On-site screening relies upon portable diagnostic devices which may be used at the point of specimen collection to identify drugs of abuse in urine specimens. This technology is advantageous in that it provides virtually immediate test results at a lower cost than a laboratory-based testing program.

     The Company now offers a line of on-site screening devices to supplement the laboratory-based testing services it has traditionally offered. In 1996, PharmChem acquired exclusive marketing rights in non-clinical markets for PharmScreen(TM), a portable, hand-held device used for on-site screening of drugs of abuse. In 1996, the FDA cleared PharmScreen(TM) for detecting the use of cocaine, opiates (including heroin), amphetamines (including methamphetamine) and PCP. PharmScreen(TM) is currently being used on a trial basis by certain government agencies, including Michigan DOC and Federal Probation. PharmScreen(TM) provides only a preliminary analytical result, and a more specific alternative chemical method, such as GC/MS, is necessary to obtain a confirmed analytical result. To date, sales of PharmScreen(TM) by the Company have not been material and there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future.

SALES AND MARKETING

     PharmChem sells its integrated drug testing services to corporate and governmental customers. The sales force uses a consultative selling approach emphasizing the scope of integrated services offered by the Company and customizing these services to meet customers' particular needs.

CUSTOMERS

     PharmChem provides integrated drug testing services to three primary customer groups:

     Public and Private Employers. Public and private employers use drug testing as part of their hiring decisions in order to increase safety and reduce costs associated with drug abuse in the workplace. In addition, an increasing number of public and private employers test employees in certain positions on a periodic or random basis and test other employees upon reasonable suspicion of drug use. Sales to public and private employers accounted for 50%, 49%, and 48% of the Company's total net sales in 1996, 1995 and 1994, respectively. Sales to Sears Roebuck & Co. accounted for approximately 10% of the Company's total net sales in 1996, 1995 and 1994.

     Criminal Justice Agencies. Criminal justice agencies use drug testing results in criminal proceedings and to assist with making parole, drug treatment and probation decisions. In addition, these agencies use drug testing to monitor drug treatment of individuals under supervision and to track drug use trends within the United States. Sales to criminal justice agencies accounted for 37%, 34%, and 38% of the Company's total net sales in 1996, 1995 and 1994, respectively. Sales to Federal Probation accounted for approximately 19%, 17% and 19% of the Company's total net sales in 1996, 1995 and 1994, respectively.

     Drug Treatment Programs. Drug treatment programs use drug testing to monitor the treatment and rehabilitation of drug users in their care. Sales to drug treatment programs accounted for less than 6% of the Company's total net sales in 1996, 1995 and 1994.

     Medscreen. This London-based subsidiary accounted for 8%, 11%, and 9% of the Company's total net sales in 1996, 1995 and 1994, respectively. At the end of 1995, Medscreen lost its largest customer, which represented approximately 20% of its revenues, due to the privatization of the British Rail Occupational Health and Safety unit.

SUPPLIERS

     PharmChem is not dependent upon any single supplier for its raw materials.

CONTRACTING

     Most of PharmChem's large potential customers, including the majority of public employers and criminal justice agencies, use a formal competitive bid process in which the potential customer provides a detailed specification of the drug testing services it requires. Because many of the Company's customers use a competitive bidding process, there is no assurance that the Company will be the successful bidder when such contracts are up for renewal. While price is an important factor, in most cases these organizations are not required to accept the lowest bid, but rather may choose the winning bidders on the basis of technical superiority and customer service.

     The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, negative cash flows and losses. PharmChem's contracts generally provide for no minimum amounts or payments, and allow termination at the customer's discretion on short notice with little or no penalty. In particular, many contracts with governmental agencies, including criminal justice agencies, provide for termination for convenience. Although the Company's experience has been that its customers generally do not exercise these early termination rights, there can be no assurance that this will continue in the future. For some customers, the Company performs drug testing services under a standard services contract. With other customers, the Company has no formal contract. In these cases, the Company typically accepts and tests specimens for an agreed upon price which is generally renegotiated every twelve months. Backlog is not a significant statistic for the Company.

COMPETITION

     The market for drug testing services became increasingly competitive in the early 1990's, and continues to be competitive. Drug testing laboratories compete primarily on the basis of technical capability, customer service and price. The Company believes it competes favorably in each of these categories. PharmChem has significantly expanded its scope of services while its average total price per specimen has remained relatively unchanged. PharmChem's competitors include national clinical laboratory companies, such as Smith-Kline Beecham Clinical Laboratories, Laboratory Corporation of America (National Health Laboratories/Roche Biomedical Laboratories) and Quest Diagnostics (formerly Corning Clinical Laboratories); independent national drug testing laboratories; third party administrators; medical review officers; manufacturers and distributors of on-site screening devices and equipment; and numerous regional and local laboratories. Consolidation in the national clinical laboratory industry has continued in recent years and the national clinical laboratories have greater financial, marketing, laboratory and related resources than the Company. In addition, some customers and potential customers of the Company operate their own drug testing facilities or may develop such facilities in the future. A majority of the Company's sales are derived from competitive bids, and the Company believes that competitive pressure with respect to these bids, particularly large multi-year contracts, has intensified.

CERTIFICATION AND GOVERNMENT REGULATION

     Laboratories which compete in the forensic drug testing market generally must be certified by SAMHSA. In addition, some state and local jurisdictions require their own certification for testing of specimens involving their residents. Such state and local certifications are essential to the Company's business in each such respective jurisdiction. The Company's laboratory is currently certified by SAMHSA, CLIA, CAP and certain state and local jurisdictions. The Company believes it is certified in all jurisdictions in which it operates.

     The Company is subject to frequent inspection by certifying bodies, including annual CAP and semi-annual SAMHSA inspections. Inspections generally result in reports describing areas for improvement or suggesting changes in procedures. The Company may be required to take actions with respect to the items noted in the inspection report in order to remain certified. Failure to meet certification requirements could result in suspension or loss of certification. The Company has never been decertified as the result of an inspection. Certification is essential to the Company's business because some of its customers are required to use a certified laboratory, and many of its customers look to certification as an indication of reliability and accuracy of results.

     Employee drug testing by federal agencies and certain private employers is regulated by certain federal agencies. Court precedent currently exists in a number of states regarding the circumstances under which employers may test employees and the procedures under which such tests must be conducted. The circumstances under which drug testing can legally be required by employers is subject to judicial review, and is challenged from time to time by employees, unions and other groups on constitutional, privacy and other grounds.

DOMESTIC AND FOREIGN OPERATIONS

     Refer to Note 10 to the Consolidated Financial Statements for net sales, income (loss) from operations and identifiable assets by geographic location.

ENVIRONMENTAL MATTERS

     A small portion of the Company's business involves testing procedures requiring the use of chloroform and radioactive reagents, which are considered to be hazardous materials. Failure to comply with current or future federal, state or local environmental laws or regulations regarding these hazardous materials could have a material adverse effect on the Company. The Company believes that it has adequately notified employees of potential risks associated with working at the Company and has provided a workplace safe from hazard, as required by the Occupational Safety and Health Administration and certain state laws. The Company believes it is in compliance with all applicable environmental laws and regulations.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 350 full-time employees. PharmChem's employees are not represented by labor organizations. The Company considers relations with its employees to be good.

SEASONAL OPERATING FACTORS

     PharmChem's operations are affected by seasonal trends to which drug testing laboratories are generally subject. In the past, testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of the Company's public and private employer customer group which affect pre-employment drug testing. Further, demand for the Company's services is dependent on general economic conditions.

ITEM 2.  PROPERTIES

       LOCATION                  USE           SQUARE FOOTAGE          REMAINING LEASE TERM
----------------------    -----------------    --------------     ------------------------------
1505-A O'Brien Drive      Headquarters and       35,719                      4 years
Menlo Park, CA 94025         Laboratory

1275 Hamilton Court           Warehouse          11,925                      2 years
Menlo Park, CA 94025

7606 Pebble Drive          Texas Division        15,000            4 years with a 5 year option
Fort Worth, TX 76118

1A Harbour Quay 100           Medscreen          13,350           6 years with a 10 year option
Preston's Road London,    Headquarters and
E14 9QZ England              Laboratory

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of its business, PharmChem is sued by individuals, primarily those in the criminal justice system, who have tested positive for drugs of abuse. In addition, the Company frequently testifies in administrative and court proceedings involving the results of its tests. To date, the Company has not experienced any material liability related to these claims, although there can be no assurance that the Company will not at some time in the future experience significant liability in connection with such claims. There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which PharmChem is a party or to which any of its property is subject and management does not believe the outcome of any of the proceedings will have a material impact on its financial position or results of operations. The Company believes that its liability insurance coverage is adequate for its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                        EXECUTIVE OFFICERS OF PHARMCHEM

                   NAME                 AGE                POSITION WITH THE COMPANY
    ----------------------------------  ---     -----------------------------------------------
    Joseph W. Halligan................  52      President, Chief Executive Officer and Director
    David A. Lattanzio................  54      Vice President, Finance and Administration and
                                                  Chief Financial Officer
    Edward V. Collom, Jr..............  50      Vice President, Business Development
    Robert S. Fogerson, Jr............  44      Vice President, Laboratory Technical Director
    Neil A. Fortner...................  42      Vice President, Laboratory Operations
    Elizabeth M. Lison................  39      Vice President, Customer Service

     Mr. Halligan has been President, Chief Executive Officer and Director since November 1995. From 1988 to 1995, Mr. Halligan was President and CEO of E.S.I. Consulting Group, a private consulting practice, specializing in advising and operating high growth, consumer and service oriented companies. Before forming his consulting practice, Mr. Halligan served from 1983 to 1987 as President and CEO of a privately-held company, Laura Scudder's, Inc. From 1969 to 1983, Mr. Halligan served as Senior Vice President of Fotomat Corporation and President of its subsidiary, Video Services of America. He holds a B.S. in Management and Business Administration from Columbia Pacific University.

     Mr. Lattanzio has been Vice President, Finance and Administration, and Chief Financial Officer since April 1996. He is responsible for all business aspects of the Company's operations, including accounting, corporate finance, treasury, logistics, human resources and risk management. From 1995 to March 1996, Mr. Lattanzio performed private consulting for several companies, including the Company. He served as Vice President, Finance and Chief Financial Officer of Mission Foods from 1991 to 1995. Mr. Lattanzio holds a B.B.A. in Accounting from the University of Notre Dame. He is a certified public accountant and a member of the Employment Training Panel, State of California.

     Mr. Collom has been Vice President, Business Development since March 1996. He is responsible for sales, marketing and commercial development of PharmChem's reference laboratory services and the PharmChek(TM) and PharmScreen(TM) product lines. From 1993 to February 1996, Mr. Collom was the Business Unit Director for Microgenics/Boehringer Mannheim's Immunoassay Unit. From 1990 to 1993, Mr. Collom served as Director of Sales and Marketing for Specialty Laboratories, Inc. He has also served in a variety of sales and marketing management positions at Johnson & Johnson/Ortho Diagnostics and DuPont Medical Products. He holds a B.S. from the University of California, Los Angeles, and holds a M.S. from California State University and a M.B.A. from Claremont College.

     Mr. Fogerson has been Vice President, Laboratory Technical Director since July 1991. He is responsible for all technical aspects of laboratory operations. From October 1993 through August 1994, he served as Managing Director of the Company's Medscreen subsidiary. He served as Director, Laboratory Operations from April 1989 to July 1991. Mr. Fogerson joined PharmChem in 1975 as a laboratory analyst and has served in a number of capacities since that time, including Laboratory Supervisor and Laboratory Manager. He is a laboratory inspector for Navy drug testing laboratories. He holds a B.A. in Physiological Psychology from Stanford University. Mr. Fogerson is a member of the American Association of Clinical Chemistry, Society of Forensic Toxicologists, The International Association of Forensic Toxicologists, and a member and past president of the California Association of Toxicologists.

     Mr. Fortner has been Vice President, Laboratory Operations, since February 1992. Mr. Fortner joined the Company as Director, Laboratory Operations in July 1991. He is the Scientific Director and is responsible for all production aspects of laboratory operations. From 1985 to 1991, he served as Director of Toxicology at Southgate Medical Services. Mr. Fortner has more than 15 years experience in forensic toxicology and he is a qualified SAMHSA and CAP laboratory inspector. He is a member of the American Association of Clinical Chemistry and a full member of the Society of Forensic Toxicologists, the American Academy of Forensic Sciences and the American Board of Forensic Examiners. Mr. Fortner holds a B.A. in Biology from Hiram College and a M.S. in Biochemistry from Western Kentucky University.

     Ms. Lison has been Vice President, Customer Service, since March 1997. Ms. Lison joined the Company's Medscreen subsidiary in 1993, where she held various management positions in sales and customer service. In June 1996, she relocated to the Corporate office to serve as Director, Customer Service. From 1979 to 1993, Ms. Lison worked in various aspects of the design and delivery of workplace drug testing programs for companies based in the U.K. Ms. Lison holds a B. Tech (Hons) in Medical Science from the University of Bradford, U.K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol PCHM.

STOCK PRICES

     The following table summarizes the high and low closing bid prices for the Company's Common Stock by quarter for years 1996 and 1995, as reported by the Automated Quotation System of the National Association of Securities Dealers (Nasdaq). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

CALENDAR                        CALENDAR
QUARTER      HIGH      LOW      QUARTER      HIGH      LOW
--------     -----     ----     --------     -----     ----
Q1 1996       $ 5       $3 1/2  Q1 1995       $ 3 1/8   $1 3/4
Q2 1996       $ 4       $2 7/8  Q2 1995       $ 5 3/8   $1 7/8
Q3 1996       $ 3 7/8   $3      Q3 1995       $ 6 3/4   $4 1/4
Q4 1996       $ 5 3/8   $3 3/8  Q4 1995       $ 5 7/8   $3 5/8

     As of March 14, 1997, there were approximately 220 holders of record of PharmChem's Common Stock. A large number of shares were held in nominee name. Based upon information furnished by the Company's proxy solicitor, Skinner & Co., the Company believes it had approximately 2,000 shareholders as of the same date.

DIVIDENDS

     PharmChem has never paid cash dividends on its Common Stock. The Company plans to retain all earnings to further the operation and expansion of its business and therefore does not expect to pay dividends in the foreseeable future. The Company's current term and revolver credit agreement prohibits the declaration or payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            FOR YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Net sales......................................  $41,255   $39,111   $33,640   $29,032   $27,351
  Cost of sales..................................   31,757    29,771    25,777    22,110    17,657
                                                   -------   -------   -------   -------   -------
  Gross profit...................................    9,498     9,340     7,863     6,922     9,694
                                                   -------   -------   -------   -------   -------
  Selling, general and administrative expenses...    7,339     6,966     6,213     5,927     5,009
  Marketing rights and research costs............    1,455     1,039       854     1,002       854
  Amortization of goodwill.......................      185       247       246       287       151
  Provision for doubtful accounts................      101       575        72        90        75
  Restructuring and unusual charges(1)...........       --     8,775        --     3,502        --
                                                   -------   -------   -------   -------   -------
  Total operating expenses.......................    9,080    17,602     7,385    10,808     6,089
                                                   -------   -------   -------   -------   -------
  Income (loss) from operations..................      418    (8,262)      478    (3,886)    3,605
  Other income (expense), net....................     (372)     (368)     (279)     (311)       92
                                                   -------   -------   -------   -------   -------
  Income (loss) before income taxes..............       46    (8,630)      199    (4,197)    3,697
  Provision for (benefit from) income taxes......       --    (1,819)      148      (340)    1,437
                                                   -------   -------   -------   -------   -------
  Net income (loss)..............................  $    46   $(6,811)  $    51   $(3,857)  $ 2,260
                                                   =======   =======   =======   =======   =======

  Net income (loss) per share....................  $  0.01   $ (1.23)  $  0.01   $ (0.70)  $  0.39
                                                   =======   =======   =======   =======   =======
  Cash dividends per share.......................       --        --        --        --        --
                                                   =======   =======   =======   =======   =======
  Weighted average shares outstanding............    5,710     5,542     5,560     5,507     5,860
                                                   =======   =======   =======   =======   =======

BALANCE SHEET DATA:
  Working capital................................  $ 1,707   $ 4,283   $ 4,243   $ 3,979   $ 7,856
  Total assets...................................   21,468    22,183    28,306    29,049    31,510
  Long-term debt, net of current portion.........    1,205     3,401     1,972     1,690     2,931
  Shareholders' equity...........................  $11,287   $11,029   $17,767   $17,716   $21,568

---------------
(1) As more fully discussed in Note 8 to the Consolidated Financial Statements, in 1995, the Company recorded a provision for restructuring and unusual charges of $8.8 million related to the marketing rights and development of PharmChek(TM), computer and peripheral equipment, Medscreen goodwill and other unusual charges. The 1993 charges principally reflect a $2.4 million write-down of Medscreen goodwill and other unusual charges.

     Selected quarterly financial data is included in Note 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these Sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results and those projected in the forward-looking statements are described in this section. Refer to

"Factors Affecting Operating Results." The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

     1996 Compared to 1995. Net sales increased 5.5% to $41,255,000 in 1996 from $39,111,000 in 1995. This increase is attributed to sales increases of 7% to public and private employers and 17% to criminal and justice agencies, which more than offset sales decreases of 23% to drug treatment programs and 22% at Medscreen. Medscreen's sales decrease was primarily due to the 1995 loss of its largest customer and certain one-time equipment sales, which more than offset new business acquired in 1996. The Company's total volume increased 6% to 3,143,000 from 1995 levels.

     Cost of sales increased 6.7% to $31,757,000 in 1996 from $29,771,000 in 1995. The increase was due primarily to increased specimen volume, especially volume associated with providing non-laboratory related services, such as specimen collection and transportation. Cost of sales as a percentage of net sales increased to 77.0% in 1996 from 76.1% in 1995. Gross profit as a percentage of net sales decreased to 23.0% in 1996 from 23.9% in 1995.

     Selling, general and administrative (SG&A) expenses increased 5.4% to $7,339,000 in 1996 from $6,966,000 in 1995. This increase reflects the Company's continued rebuilding of the marketing, information systems and administrative infrastructure. The percent of SG&A expenses to net sales was unchanged at 17.8% for both years.

     Marketing rights and research costs increased 40.0% to $1,455,000 in 1996 from $1,039,000 in 1995. These expenses include the cost associated with the development and commercialization of new laboratory methods and other drug testing systems. This increase was due primarily to the expensing in 1996 of certain costs related to PharmChek(TM) and PharmScreen(TM). Such expenses as a percentage of net sales increased to 3.5% in 1996 from 2.7% in 1995.

     Income from operations increased to $418,000 in 1996 from a loss of $8,262,000 in 1995. The increase is primarily related to restructuring and unusual charges in the fourth quarter of 1995 (refer to Note 8 to the Consolidated Financial Statements). Other expense, which includes interest expense and interest income, increased slightly to $372,000 in 1996 from $368,000 in 1995.

     The Company had no provision for income taxes in 1996. In 1995, the benefit from income taxes of $1,819,000 primarily related to the restructuring and unusual charges recorded in 1995. The Company has recorded a valuation allowance to reflect the amount of deferred tax assets which may not be realized.

     Net income increased to $46,000 in 1996 from a loss of $6,811,000 in 1995, due primarily to the restructuring and unusual charges in 1995.

     1995 Compared to 1994. Net sales increased 16.3% to $39,111,000 in 1995 from $33,640,000 in 1994. Compared to 1994, the Company recorded net sales increases of 21% to public and private employers, 3% to criminal justice agencies, 18% to drug treatment programs and 50% at Medscreen. These increases were attributed principally to a higher volume of specimens than in the prior year.

     Cost of sales increased 15.5% to $29,771,000 in 1995 from $25,777,000 in
1994. The increase was due primarily to increased volume, as well as direct costs associated with the Company's managed collection services. Increasingly, public and private employer customers are requesting these services as a part of their drug testing programs. Cost of sales as a percentage of net sales decreased to 76.1% in 1995 from 76.6% in 1994.

     Selling, general and administrative (SG&A) expenses increased 12.1% to $6,966,000 in 1995 from $6,213,000 in 1994. The percent of SG&A expenses to net sales decreased to 17.8% from 18.5%. This reflects the effects of certain cost reduction steps implemented by management in 1995.

     Marketing rights and research costs increased 21.7% to $1,039,000 in 1995 from $854,000 in 1994. This increase was due primarily to an increase in the number of staff assigned to research functions in 1995.

Marketing rights and research costs as a percentage of net sales also increased to 2.7% in 1995 from 2.5% in 1994.

     During the fourth quarter of 1995, the Company recorded a provision for restructuring and unusual charges of $8.8 million to (1) write-off $4.0 million of marketing rights and other expenditures related to the PharmChek(TM) sweat patch; (2) write-down goodwill of $2.0 million related to the purchase in 1992 of Medscreen; (3) write-down certain computer and peripheral equipment of approximately $1.9 million; and (4) provide for severance and related costs. Additionally, during the fourth quarter of 1995, the Company increased the allowance for doubtful accounts and other accruals by $675,000. Together, these charges reduced 1995 after tax earnings by $7.3 million, or $1.32 per share.

     Income from operations decreased to a loss of $8,262,000 in 1995 from income of $478,000 in 1994. The decrease is primarily related to the restructuring and unusual charges discussed above. Other expense, which includes interest expense and interest and other income, increased to $368,000 in 1995 from $279,000 in 1994. This change was due primarily to other income realized in 1994 from a renegotiation and settlement of certain liabilities associated with the acquisition of Medscreen, offset by lower interest expense in 1995 due to lower interest rates and a reduction of average debt outstanding.

     The benefit from income taxes for 1995 was $1,819,000 and includes a current provision for federal and state income taxes of $131,000 and a deferred benefit of $1,950,000 primarily relating to the restructuring and unusual charges recorded in 1995. The Company recorded a valuation allowance in 1995 to reflect the amount of deferred tax assets which may not be realized. The provision for taxes in 1994 amounted to $148,000 and principally reflected amounts currently due for federal taxes.

     Net income decreased to a loss of $6,811,000 in 1995 from income of $51,000 in 1994 due to the restructuring and unusual charges. Excluding these charges, net income for the year would have been $515,000 versus $51,000 reported in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the years ended December 31, 1996, 1995 and 1994 provided cash of approximately $2,758,000, $4,626,000 and $1,932,000, respectively. The decrease in cash flow from operations between 1996 and 1995, and the increase in cash flow from operations between 1995 and 1994 principally reflects the non-cash restructuring and unusual charges recorded in 1995.

     As of December 31, 1996 and 1995, PharmChem had $240,000 and $647,000 in cash or cash equivalents, respectively. During 1996, the Company used approximately $2,731,000 in cash to acquire property and equipment and approximately $2,295,000 in cash to reduce short and long term debt. During 1995, the Company used approximately $2,732,000 in cash to acquire property and equipment and approximately $2,648,000 in cash to reduce short and long term debt. During the third quarter of 1995, the Company agreed to acquire testing/analysis equipment at a cost of approximately $1,400,000; physical delivery and financing was completed in December 1995 and in the first quarter of 1996.

     In February 1997, PharmChem amended its revolver and term loan credit agreement ("Credit Agreement") with a bank with respect to certain financial covenants. In March 1996, the Company amended the Credit Agreement to provide for additional credit availability, an extended revolver loan maturity date and greater covenant flexibility. The revolver was increased from $3,500,000 to $5,000,000, of which $1,002,000 was outstanding at the end of 1996. The Credit Agreement provides for borrowings under the revolver limited to 75% of qualified account receivables. The revolver maturity date was extended from May 1996 until November 1997. The revolver bears interest at the bank reference rate plus 0.5% (8.75% at December 31, 1996). As of December 31, 1996, approximately $611,000 was outstanding under the term loan, which expires in November 1997. The term loan bears interest at the bank reference rate plus 1.0% (9.25% at December 31, 1996). All borrowings are secured by a lien on all assets of the Company.

     The Company anticipates that existing cash balances, amounts available under the Credit Agreement and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures through 1997.

FACTORS AFFECTING OPERATING RESULTS

     PharmChem is subject to a number of risks which could affect operating results and liquidity, which risks include, among others, the following:

     Competition and Customer Contracts. The drug testing industry in which PharmChem competes is often characterized by competitive bidding which results in the award of contracts based on technical superiority, customer service and price. The Company competes for customer contracts against firms that may have greater financial, marketing, laboratory and related resources. The market for drug testing services became increasingly competitive in the 1990's, and continues to be competitive. A majority of the Company's sales arise out of competitively bid contracts. The Company has in the past failed to renew significant contracts, including the 1996 loss of the contract with the U.S. Army which represented 4% and 7% of the Company's total sales in 1996 and 1995, respectively. While many of the Company's contracts have multi-year terms, most contracts are subject to discretionary termination on short notice by the Company's customers. In addition, relatively few of the Company's contracts call for minimum contract amounts or payments. Although the Company's historical experience has been that customers generally use its services for the entire length of the contract term, early termination of a substantial contract, if not replaced by comparable contracts, could have a material adverse effect on the Company.

     PharmChek(TM). Since 1992, the Company has been investing in PharmChek(TM), a system which uses sweat to detect the use of illegal drugs. The process of bringing PharmChek(TM) to market has been subject to technical and regulatory delays and there is no assurance that there will not be similar delays in the future. Additional testing of PharmChek(TM) by customers is required before commercial release can occur. To date, sales of PharmChek(TM) have not been material and there is no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future. While the company that developed PharmChek(TM) has obtained patents relating to its technology, there is no assurance as to the validity of such patents, that the products marketed by the Company will be covered by such patents, or that competitors will not infringe upon such patents or successfully design similar or competing products that do not infringe upon such patents. The Company has incurred significant costs in connection with the commercialization of PharmChek(TM) and expects to continue to do so in the future. The Company's investment in PharmChek(TM) marketing rights was approximately $704,000, $805,000 and $284,000 during 1996, 1995 and 1994, respectively.

     Customer Concentration. The Company's two largest customers accounted for approximately a combined 29% and 27% of the Company's sales in 1996 and 1995, respectively. The loss of these contracts, if not replaced by comparable contracts, would result in lower sales, lower profit margins, and in negative cash flows and losses. The Company has in the past failed to renew significant contracts which have had adverse effects on the Company. See "Competition and Customer Contracts" above.

     Certification. The Company's laboratory is currently certified by SAMHSA, CLIA, CAP and a number of states to conduct drug testing using forensic procedures. Certification is essential to the Company's business because some of its customers are required to use certified laboratories, and many of its customers look to certification as an indication of accuracy and reliability of results. In order to remain certified, the Company is subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements to which the Company is subject could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on the Company.

     Fluctuations in Operating Results. Along with competition and customer contracts, PharmChem's operations are affected by seasonal trends to which drug testing laboratories are generally subject. In the past, testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of the Company's public and private employer customer group which affect pre-employment drug testing. Further, demand for the Company's services is dependent on general economic conditions. Recessionary periods generally result in fewer new hires, and therefore may lead to fewer pre-employment drug tests for public and private employer customers. Budget cuts at the federal, state, or local level could reduce business from the Company's public employer, criminal justice agency and government funded drug treatment program customers. Because expenses associated with maintaining the

Company's testing work force are relatively fixed over the short term, the Company's profit margins tend to increase in periods of higher testing volume and decrease in periods of lower testing volume.

     Judicial Decisions and Government Policy. State and federal courts have generally permitted the use of drug testing under certain circumstances and using certain procedures. However, challenges to drug testing programs are raised from time to time by employees, unions and other groups in litigation on constitutional, privacy and other grounds. In addition, legal precedent in a number of states governs the circumstances under which employers may test employees and the procedures under which such tests must be conducted. Although the Company believes that, to date, no such litigation or law has had a material adverse impact upon its business, new decisions, legislation or policies which restrict the use of drug testing could have a material adverse effect on the Company.

     Credit Availability. PharmChem maintains a term and revolver loan credit agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The credit agreement contains certain financial covenants, with which it anticipates that it will be able to comply throughout 1997, although there can be no assurance that such compliance will be maintained. Management expects to enter into a new credit agreement with comparable terms prior to the expiration date of the existing Credit Agreement.

     Legal Proceedings. In the ordinary course of its business, PharmChem is sued by individuals, primarily those in the criminal justice system, who have tested positive for drugs of abuse. In addition, the Company frequently testifies in administrative and court proceedings involving the results of its tests. To date, the Company has not experienced any material liability related to these claims, although there can be no assurance that the Company will not at some time in the future experience significant liability in connection with such claims. There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which PharmChem is a party or to which any of its property is subject and management does not believe the outcome of any of the proceedings will have a material impact on its financial position or results of operations. The Company believes that its liability insurance coverage is adequate for its business.

     Environmental Matters. A small portion of the Company's business involves testing procedures requiring the use of chloroform and radioactive reagents, which are considered to be hazardous materials. Failure to comply with current or future federal, state or local environmental laws or regulations regarding these hazardous materials could have a material adverse effect on the Company. The Company believes it is in compliance with all applicable environmental laws and regulations.

     Dependence on Key Personnel. The success of PharmChem is dependent in part on its key management and technical personnel, the loss of one or more of whom could have a material adverse effect on the Company. None of the Company's key employees has an employment contract with the Company. The Company believes that its future success will depend in part upon its continued ability to attract, retain and motivate additional highly skilled personnel.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." This pronouncement encourages recognition of stock-based awards based on their fair value on the date of grant and requires additional footnote disclosures. As permitted by this pronouncement, the Company continues to account for stock-based compensation under the Accounting Pronouncement Board's Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123 will not affect the Company's financial position or results of operations.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This pronouncement requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Although this pronouncement did not have a material impact on the Company's financial condition or results of operations at adoption, its provisions are applicable to any future assessments of its long-lived assets. SFAS No. 121 was adopted effective January 1, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index at page 32, Item 14.(a)(1).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of PharmChem Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of PharmChem Laboratories, Inc. (a California corporation) and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharmChem Laboratories, Inc. and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
San Jose, California
February 13, 1997

                          PHARMCHEM LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................  $   240     $   647
                                                                           -------     -------
  Accounts receivable....................................................    8,778       9,463
     Less -- allowance for doubtful accounts.............................     (610)       (462)
                                                                           -------     -------
          Accounts receivable, net.......................................    8,168       9,001
                                                                           -------     -------
  Inventory..............................................................    1,014       1,688
  Other current assets...................................................    1,122         700
                                                                           -------     -------
          TOTAL CURRENT ASSETS...........................................   10,544      12,036
                                                                           -------     -------
PROPERTY AND EQUIPMENT, at cost..........................................   15,190      12,534
  Less -- accumulated depreciation and amortization......................   (8,612)     (7,134)
                                                                           -------     -------
     Property and equipment, net.........................................    6,578       5,400
                                                                           -------     -------
OTHER ASSETS.............................................................      986       1,202
                                                                           -------     -------
GOODWILL.................................................................   10,181      10,181
     Less -- accumulated amortization and write-downs....................   (6,821)     (6,636)
                                                                           -------     -------
          Goodwill, net..................................................    3,360       3,545
                                                                           -------     -------
          TOTAL ASSETS...................................................  $21,468     $22,183
                                                                           =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt......................................  $ 2,335     $ 1,197
  Accounts payable.......................................................    3,238       3,773
  Accrued compensation...................................................      998       1,187
  Accrued collectors and other liabilities...............................    2,266       1,596
                                                                           -------     -------
          TOTAL CURRENT LIABILITIES......................................    8,837       7,753
                                                                           -------     -------
LONG TERM DEBT, net of current portion...................................    1,205       3,401
DEFERRED CREDITS.........................................................      139          --
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 10,000 shares authorized, 5,695 and 5,587 shares issued and outstanding at December 31, 1996 and 1995,
     respectively........................................................   18,915      18,703
  Accumulated deficit....................................................   (7,628)     (7,674)
                                                                           -------     -------
          TOTAL SHAREHOLDERS' EQUITY.....................................   11,287      11,029
                                                                           -------     -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $21,468     $22,183
                                                                           =======     =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          PHARMCHEM LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                           AMOUNTS)
NET SALES.....................................................  $41,255     $39,111     $33,640
COST OF SALES.................................................   31,757      29,771      25,777
                                                                -------     -------     -------
GROSS PROFIT..................................................    9,498       9,340       7,863
OPERATING EXPENSES:
  Selling, general and administrative.........................    7,339       6,966       6,213
  Marketing rights and research costs.........................    1,455       1,039         854
  Amortization of goodwill....................................      185         247         246
  Provision for doubtful accounts.............................      101         575          72
  Restructuring and unusual charges...........................       --       8,775          --
                                                                -------     -------     -------
          Total operating expenses............................    9,080      17,602       7,385
                                                                -------     -------     -------
INCOME (LOSS) FROM OPERATIONS.................................      418      (8,262)        478
                                                                -------     -------     -------
OTHER INCOME (EXPENSE):
  Interest income.............................................       63          93          92
  Interest expense............................................     (435)       (457)       (553)
  Other.......................................................       --          (4)        182
                                                                -------     -------     -------
          Other expense, net..................................     (372)       (368)       (279)
                                                                -------     -------     -------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME
  TAXES.......................................................       46      (8,630)        199
PROVISION FOR (BENEFIT FROM) INCOME TAXES.....................       --      (1,819)        148
                                                                -------     -------     -------
NET INCOME (LOSS).............................................  $    46     $(6,811)    $    51
                                                                =======     =======     =======
NET INCOME (LOSS) PER SHARE...................................  $  0.01     $ (1.23)    $  0.01
                                                                =======     =======     =======
Weighted average number of common
  and common equivalent shares................................    5,710       5,542       5,560
                                                                =======     =======     =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          PHARMCHEM LABORATORIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         COMMON STOCK                        TOTAL
                                                      ------------------   ACCUMULATED   SHAREHOLDERS'
                                                      SHARES     AMOUNT      DEFICIT        EQUITY
                                                      ------     -------   -----------   -------------
                                                                       (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1993........................  5,509      $18,630     $  (914)       $17,716
                                                      -----      -------     -------        -------
  Exercise of stock options.........................      2           --          --             --
  Net income........................................     --           --          51             51
                                                      -----      -------     -------        -------
BALANCE AT DECEMBER 31, 1994........................  5,511       18,630        (863)        17,767
                                                      -----      -------     -------        -------
  Exercise of stock options.........................     76           73          --             73
  Net loss..........................................     --           --      (6,811)        (6,811)
                                                      -----      -------     -------        -------
BALANCE AT DECEMBER 31, 1995........................  5,587       18,703      (7,674)        11,029
                                                      -----      -------     -------        -------
  Exercise of stock options.........................    108          212          --            212
  Net income........................................     --           --          46             46
                                                      -----      -------     -------        -------
BALANCE AT DECEMBER 31, 1996........................  5,695      $18,915     $(7,628)       $11,287
                                                      =====      =======     =======        =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          PHARMCHEM LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................  $    46     $(6,811)    $    51
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization............................    1,979       2,626       2,558
     Restructuring and unusual charges, net of tax benefit....       --       7,527          --
     Gain on sale of equipment................................      (51)         --          --
  Change in operating assets and liabilities:
     Accounts receivable......................................      833        (516)     (2,228)
     Inventory................................................      674         (15)        (89)
     Income tax refund receivable.............................     (351)         --       1,118
     Other current assets.....................................      (71)        (19)       (215)
     Accounts payable and other accrued liabilities...........     (440)      1,834         737
     Deferred credits.........................................      139          --          --
                                                                -------     -------     -------
          Change in operating assets and liabilities..........      784       1,284        (677)
                                                                -------     -------     -------
          Net cash provided by operating activities...........    2,758       4,626       1,932
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment........................   (2,731)     (2,732)     (1,810)
  Payments for marketing rights...............................       --        (805)       (284)
  Proceeds from sale of equipment.............................      230          --          --
  Decrease (increase) in other assets.........................      216        (284)       (135)
                                                                -------     -------     -------
          Net cash used in investing activities...............   (2,285)     (3,821)     (2,229)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt....................    1,203       1,428         404
  Principal payments on long-term debt........................   (2,295)     (2,648)     (1,935)
  Proceeds from exercise of stock options.....................      212          73          --
                                                                -------     -------     -------
          Net cash used in financing activities...............     (880)     (1,147)     (1,531)
                                                                -------     -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....................     (407)       (342)     (1,828)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................      647         989       2,817
                                                                -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................  $   240     $   647     $   989
                                                                =======     =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest......................................  $   548     $   479     $   447
                                                                =======     =======     =======
  Cash paid for taxes.........................................  $    --     $   123     $    --
                                                                =======     =======     =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          PHARMCHEM LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  THE COMPANY

     PharmChem Laboratories, Inc. is a leading independent laboratory providing integrated drug testing services. PharmChem tests for a number of drugs of abuse, primarily by urinalysis. In addition to forensic drug testing, PharmChem offers a range of services which are customized to assist customers in implementing cost-effective drug testing programs. The Company's customers include private and public employers, criminal justice agencies and drug treatment programs primarily in the United States and the United Kingdom (U.K.).

     The consolidated financial statements include the accounts of PharmChem Laboratories, Inc. and its wholly-owned subsidiary, Medscreen Limited ("Medscreen"), a U.K. company (collectively referred to as the "Company").

     The Company is subject to a number of risks which include, among others, competition related to customer contracts, development and marketing of PharmChek(TM) and PharmScreen(TM), customer concentration and laboratory certification.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company after elimination of significant intercompany accounts and transactions. The functional currency of Medscreen is the local currency. The foreign currency translation adjustment is not material.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

     Cash and cash equivalents include cash balances and all highly liquid investments with original maturities of three months or less at the date of the purchase. At December 31, 1996 and 1995, cash and cash equivalents consist of demand deposits maintained at established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit investments to short-term, low risk instruments. Although two customers accounted for approximately 29% of the Company's sales for the year ended December 31, 1996, concentrations of credit risk with respect to trade receivables is mitigated by the fact that one of the customers is a federal government agency and the remaining customer base is diversified among many corporate industries and other government agencies.

INVENTORY

     Inventory represents laboratory and shipping items and is stated at the lower of cost or market. Cost is determined using standard costs that approximate actual costs on a first-in, first-out basis.

                          PHARMCHEM LABORATORIES, INC.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of up to 10 years. Leasehold improvements and equipment held under capital leases are amortized over the estimated useful life. At December 31, property and equipment consisted of the following:

                                                                   1996         1995
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Lab equipment..........................................  $  7,441     $  6,783
        Computer hardware and software.........................     2,552        1,000
        Office equipment.......................................       366          513
        Furniture and fixtures.................................       688          668
        Leasehold improvements.................................     3,659        3,535
        Construction in progress...............................       484           35
                                                                 --------     --------
                                                                   15,190       12,534
        Less: accumulated depreciation and amortization........    (8,612)      (7,134)
                                                                 --------     --------
        Property and equipment, net............................  $  6,578     $  5,400
                                                                 ========     ========

     Expenditures for maintenance and repairs are expensed as incurred. Costs of major replacements and betterments are capitalized. When property is retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the appropriate accounts and any gain or loss is included in current income.

GOODWILL

     Goodwill consists of the excess of cost over the fair value of the net assets of businesses acquired and is being amortized on a straight-line basis over periods not exceeding 40 years.

REVENUE

     Revenue is recognized upon completion of laboratory analyses of specimens submitted by customers. As a percentage of gross revenues, the Company had sales to major customers as follows:

                                                                 1996     1995     1994
                                                                 ----     ----     ----
        Customer A.............................................  18.7%    17.2%    18.6%
        Customer B.............................................  10.3%     9.7%     9.9%

INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                          PHARMCHEM LABORATORIES, INC.

NET INCOME (LOSS) PER SHARE

     Net income per share data has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options outstanding (using the treasury stock method). Loss per share was computed based only on the weighted average number of common shares outstanding during the period. Common equivalent shares, which represent shares issuable upon the exercise of outstanding options, were excluded from the calculation of the loss per share because the effect of including such shares in the computation would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt does not materially differ from its carrying amount since the majority of such debt bears interest at variable rates and the fixed rate obligations generally have near-term maturities.

DEFERRED CREDITS

     Deferred credits represent unrealized rent abatements granted by the lessor of the facility occupied by Medscreen, and is being amortized on a straight-line basis as a reduction to rent expense over the remaining lease term.

INCENTIVE STOCK PLANS

     The Company has two stock option plans which reserve shares of common stock for issuance to executives, key employees, consultants and directors. The Company accounts for stock-based compensation under the Accounting Pronouncement Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). The exercise price of options granted under these plans is equal to the market price of the Company's stock on the date of grant, and accordingly, no compensation cost is recorded under APB 25. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1996.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

                          PHARMCHEM LABORATORIES, INC.

3.  DEBT

     Notes payable to bank, long-term debt and capitalized lease obligations at December 31, consist of the following:

                                                                            1996        1995
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Notes payable to a bank pursuant to the term and revolver loan agreement, expiring November 1997, secured by a lien on all assets, interest at
  bank reference rate plus 0.5% (8.75% at December 31, 1996).............  $ 1,002     $ 1,850
Notes payable to a bank pursuant to the term and revolver loan agreement, due in monthly installments of approximately $55 plus interest, due
  November 1997, secured by a lien on all assets, interest at bank
  reference rate plus 1.0% (9.25% at December 31, 1996)..................      611       1,278
Obligations under capitalized leases, due in monthly installments through
  2001, secured by laboratory and office equipment, interest ranging from
  6% to 11%..............................................................    1,821       1,350
Other....................................................................      106         120
                                                                           -------     -------
                                                                             3,540       4,598
Less: current portion....................................................   (2,335)     (1,197)
                                                                           -------     -------
Long-term portion........................................................  $ 1,205     $ 3,401
                                                                           =======     =======

     In February 1997, the Company amended its revolver and term loan credit agreement ("Credit Agreement") with a bank to modify certain financial covenants. In March 1996, the Company amended the Credit Agreement whereby the revolver loan was increased from $3,500,000 to $5,000,000, the advance rate on qualified accounts receivable was increased from 70% to 75%, and the maturity date was extended until November 1997. Management expects to enter into a new credit agreement with comparable terms prior to the expiration of the existing Credit Agreement.

     The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability and restricts the payment of dividends. As of December 31, 1996, the Company was in compliance with all covenants related to the Credit Agreement.

     The Company has leased certain laboratory and office equipment with an original cost of approximately $2,724,000 under capital lease agreements. At December 31, 1996, the future minimum lease payments, together with the present value of the net minimum lease payments under these agreements, were as follows (in thousands):

        1997................................................................  $  789
        1998................................................................     553
        1999................................................................     365
        2000................................................................     348
        2001................................................................      44
                                                                              ------
                  Total minimum lease payments..............................   2,099
                  Less: amount representing interest........................    (278)
                                                                              ------
                  Present value of net minimum lease payments...............  $1,821
                                                                              ======

                          PHARMCHEM LABORATORIES, INC.

4.  INCOME TAXES

     The provision for (benefit from) income taxes consisted of the following:

                                                                 1996      1995       1994
                                                                 ----     -------     ----
                                                                      (IN THOUSANDS)
    Current:
      Federal..................................................  $ --     $   114     $159
      State....................................................    --          17       --
                                                                 ----     -------     ----
              Total current....................................    --         131      159
                                                                 ----     -------     ----
    Deferred:
      Federal..................................................    --      (1,654)       1
      State....................................................    --        (296)     (12)
                                                                 ----     -------     ----
              Total deferred...................................    --      (1,950)     (11)
                                                                 ----     -------     ----
              Provision for (Benefit from) income taxes........  $ --     $(1,819)    $148
                                                                 ====     =======     ====

     The federal and state tax provisions (benefits) represent the alternative minimum tax ("AMT") on operations for 1995 while the provision recorded in 1994 reflects the tax on operations at regular rates. No provision has been recorded on foreign income because of the utilization of tax loss carryforwards. Undistributed earnings of the Company's foreign subsidiary are not significant. The provision for (benefit from) income taxes is reconciled with the federal statutory rate as follows:

                                                                 1996      1995       1994
                                                                 ----     -------     ----
                                                                      (IN THOUSANDS)
    Tax provision (benefit) computed at the federal statutory
      tax rate.................................................  $ 16     $(3,021)    $ 68
    State taxes, net of federal tax benefit....................     3        (526)      --
    Effects of foreign operations..............................    --        (121)      35
    Amortization and write-down of goodwill....................    66         724       44
    Increase (decrease) in valuation allowance.................   (83)      1,470       --
    Other......................................................    (2)       (345)       1
                                                                 ----     -------     ----
              Total tax (benefit from) provision...............  $ --     $(1,819)    $148
                                                                 ====     =======     ====

                          PHARMCHEM LABORATORIES, INC.

     The major components of temporary differences which give rise to the deferred tax accounts at December 31, 1996 and 1995, are as follows:

                                                                         1996       1995
                                                                        ------     -------
                                                                          (IN THOUSANDS)
    Current deferred tax assets:
      Reserves and accruals...........................................  $  753     $   560
      Other...........................................................      --         154
                                                                        ------     -------
              Total gross current assets..............................     753         714
      Deferred tax valuation allowance................................    (318)       (270)
                                                                        ------     -------
              Net current asset.......................................  $  435     $   444
                                                                        ======     =======
    Non-current deferred tax assets:
      Net operating loss carryforward.................................  $  243     $    81
      Book depreciation less than tax depreciation....................    (283)        (92)
      Restructuring and unusual charges...............................     876       2,183
      Other...........................................................     512          --
                                                                        ------     -------
              Total gross non-current asset...........................   1,348       2,172
      Deferred tax asset valuation allowance..........................    (718)     (1,200)
                                                                        ------     -------
              Net non-current asset...................................  $  630     $   972
                                                                        ======     =======

     The deferred tax asset accounts are classified with "Other current assets" and "Other assets" on the accompanying Consolidated Balance Sheets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Although realization is not assured, the Company believes it is more probable than not that the net deferred tax asset will be realized in the future primarily from the generation, in subsequent years, of U.S. source taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are lower.

     As of December 31, 1996, the Company has net operating loss carryforwards for federal and state income tax reporting purposes of approximately $368,000 and $1,273,000, respectively. These carryforwards expire on various dates through 2011. The Company also has net operating loss carryforwards available for U.K. tax reporting purposes, which are restricted to the U.K. of approximately $470,000. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

     In February 1997, the Company received a refund of federal income taxes totaling $351,000. This amount is classified in "Other current assets" on the accompanying Consolidated Balance Sheets.

     The Company's federal income tax returns for 1992 and 1993 are currently under review by the Internal Revenue Service. In the opinion of management, any proposed adjustments will not be significant.

                          PHARMCHEM LABORATORIES, INC.

5.  INCENTIVE STOCK PLANS

1988 INCENTIVE STOCK PLAN

     In November 1988, the Company adopted the 1988 Incentive Stock Plan ("the Plan"). Under this Plan, nonstatutory options and stock purchase rights may be granted to employees and consultants, while incentive stock options may only be granted to employees, for up to a total of 1,280,000 shares of common stock. The Plan, which expires in 1998, is administered by the Officers Compensation Committee of the Board of Directors (the "Administrator") with the term and exercise price of the options and rights being generally at the discretion of the Administrator. Incentive stock options must be granted at a price of at least fair market value, while nonstatutory options and stock purchase rights must be granted at a price of at least 85% of the fair market value, based on the trading price of the common stock on Nasdaq, as of the date of grant. Common shares purchased pursuant to stock purchase rights issued under the Plan are subject to repurchase at the original issuance price by the Company upon termination of employment. The repurchase right lapses at such rate as determined by the Administrator. Options granted under the Plan vest generally over a 48 month period and expire ten years after date of grant. As of December 31, 1996, only incentive stock options were outstanding.

     Options to purchase approximately 206,000 shares of common stock were exercisable at December 31, 1996. Effective January 1, 1995 the Company engaged in a stock option exchange program that effectively repriced all then outstanding options having an exercise price above the then current market price of $2.00 ("Repriced grants/canceled" in the following table). The repriced options began vesting effective January 1, 1995 over a 48 month period. The exercise price for all options exchanged was $2.00. Option information for the periods presented is as follows:

                                                             OPTIONS OUTSTANDING
                                            -----------------------------------------------------
                                             OPTIONS
                                            AVAILABLE      NUMBER                        WEIGHTED
                                            FOR GRANT     OF SHARES        RANGE         AVERAGE
                                            ---------     ---------     ------------     --------
    Balance at December 31, 1993..........    554,252       432,505     $0.25 - 7.25      $ 4.89
                                            ---------     ---------     ------------       -----
      Granted.............................         --            --               --          --
      Canceled............................    215,999      (215,999)     4.50 - 7.25        4.87
      Exercised...........................         --        (2,251)            0.25        0.25
                                            ---------     ---------     ------------       -----
    Balance at December 31, 1994..........    770,251       214,255      0.25 - 7.25        4.96
                                            ---------     ---------     ------------       -----
      Granted.............................   (687,480)      687,480      2.00 - 4.75        2.95
      Canceled............................     55,711       (55,711)     2.00 - 7.25        2.47
      Exercised...........................         --       (66,493)     0.25 - 2.00        0.74
      Repriced grants.....................   (157,171)      157,171             2.00        2.00
      Repriced canceled...................    157,171      (157,171)     4.50 - 7.25        6.84
                                            ---------     ---------     ------------       -----
    Balance at December 31, 1995..........    138,482       779,531      0.25 - 4.75        2.82
                                            ---------     ---------     ------------       -----
      Granted.............................   (191,000)      191,000      3.25 - 4.63        3.69
      Canceled............................    165,565      (165,565)     0.25 - 4.00        2.29
      Exercised...........................         --      (108,145)     0.25 - 2.00        1.94
                                            ---------     ---------     ------------       -----
    Balance at December 31, 1996..........    113,047       696,821     $0.25 - 4.75      $ 3.32
                                            =========     =========     ============       =====

                          PHARMCHEM LABORATORIES, INC.

1992 DIRECTOR OPTION PLAN

     In May 1992, the Company adopted the 1992 Director Option Plan ("the Director Plan") and reserved 250,000 shares of common stock for issuance under this plan. The options vest over a 48-month period and expire five years from the date of grant. Options are granted at fair market value and the plan expires in 2002. As of December 31, 1996, options to purchase 130,000 shares were outstanding at exercise prices of $2.00 to $8.75 per share, 120,000 options were available for future grants and 98,000 options were exerciseable. In 1995, 9,374 options were exercised at a weighted average share price of $2.61.

SFAS NO. 123

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If the consolidated statements of operations included compensation cost for 1996 and 1995 grants as set forth in SFAS No. 123, the Company's proforma net income
(loss) and net income (loss) per share would have been as follows:

                                                                     1996       1995
                                                                    ------     -------
                                                                      (IN THOUSANDS,
                                                                     EXCEPT PER SHARE
                                                                         AMOUNTS)
        Net income(loss), as reported.............................  $   46     $(6,811)
        Net income(loss), pro forma...............................    (203)     (7,119)
        Net income(loss), per share, as reported..................    0.01       (1.23)
        Net income(loss), per share, pro forma....................   (0.04)      (1.28)

     The fair value of each grant is estimated on the date of grant using the Binomial option pricing model with the following assumptions: risk-free interest rate of 6%, corresponding to government securities with original maturities similar to the estimated option life; option lives ranging from 3 to 5 years; annual volatility of the Company's stock price of 80%; and a dividend yield of 0.0%. The effects of applying the provisions of SFAS No. 123 are not likely to be representative of the effects on pro forma net income (loss) in future years.

     The weighted average of fair values of options granted during 1996 and 1995 were $2.09 and $1.53, respectively. The options outstanding and exerciseable are as follows:

                                                                OPTIONS EXERCISEABLE AT DECEMBER 31, 1996
      OPTIONS OUTSTANDING AT DECEMBER 31, 1996              -------------------------------------------------
  -------------------------------------------------           WEIGHTED
                       NUMBER           WEIGHTED               AVERAGE                            WEIGHTED
     RANGE OF         OF SHARES         AVERAGE               REMAINING          NUMBER           AVERAGE
  EXERCISE PRICE     OUTSTANDING     EXERCISE PRICE         CONTRACT LIFE     EXERCISEABLE     EXERCISE PRICE
  --------------     -----------     --------------         -------------     ------------     --------------
  $ 0.25 - $2.00       252,341           $ 1.97               7.2 Years          117,335           $ 1.94
    2.88 -  4.75       544,480             3.95               6.4 Years          156,846             4.02
         -  8.75        30,000             8.75               0.3 Years           30,000             8.75
                      --------         ------ -                   -----       -------- -         ------ -
                         -----
  $ 0.25 - $8.75       826,821           $ 3.52               6.1 Years          304,181           $ 3.68
                     =============      =======                   =====        =========          =======

6.  PROFIT SHARING PLAN

     The Company has a 401(k) plan (the "Plan") which is available to all employees who have reached age 18 and have completed at least one year of service. The Plan provides that each participant may contribute a portion of his or her salary, within certain limits set forth in the U.S. Tax Code. The Company will make a matching contribution of 10% of the amount contributed by each participant and may make additional matching or discretionary profit sharing contributions. The Company's contributions vest after three years of service. Total contribution expense recorded by the Company for 1996, 1995 and 1994 was $20,000, $52,000, and $60,000, respectively.

                          PHARMCHEM LABORATORIES, INC.

7.  COMMITMENTS

     Future minimum lease payments for the Company's office, laboratory and warehouse space at December 31, 1996 were as follows (in thousands):

                                                                              AMOUNT
                                                                              ------
        1997................................................................  $  800
        1998................................................................     812
        1999................................................................     816
        2000................................................................     796
        2001................................................................     361
        2002 and thereafter.................................................     278
                                                                              ------
                  Total commitments.........................................  $3,863
                                                                              ======

     Rental expense for operating leases amounted to approximately $825,000, $789,000 and $614,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.  PRIOR YEAR RESTRUCTURING AND UNUSUAL CHARGES

     During the fourth quarter of 1995, the Company recorded a provision for restructuring and unusual charges as follows (in thousands):

                                                                               1995
                                                                              ------
        Write-off of marketing rights and other expenditures................  $4,073
        Write-down of goodwill applicable to Medscreen......................   2,000
        Write-down of certain computer and peripheral equipment.............   1,881
        Other one-time costs -- principally severance.......................     821
                                                                              ------
                                                                              $8,775
                                                                              ======

     The write-off of marketing rights and other expenditures is related to costs incurred in connection with the acquisition of marketing rights to PharmChek(TM). The Company believed it prudent to write-off these costs given the delays in obtaining necessary FDA approvals and commencing pilot tests, both of which hampered the scheduled commercial launch of PharmChek(TM). The Company's investment in PharmChek(TM) marketing rights was approximately $704,000, $805,000 and $284,000 during 1996, 1995 and 1994, respectively. The
Company expects to continue its investment in PharmChek(TM). To date, there have been no material revenues generated from PharmChek(TM).

     During the fourth quarter of 1995, Medscreen lost a customer which accounted for approximately 20% of its revenues. As a result, the Company revised its assessment of the realization of the carrying value of its investment and an additional write-down of $2,000,000 was recognized in the fourth quarter of 1995. The write-down was determined based on the projected discounted cash flows of Medscreen compared with the carrying value of the Company's investment in Medscreen, including goodwill, at the date of the write-down.

     The write-down of computer and peripheral equipment is consistent with the Company's plan to begin replacing certain existing systems to enhance service to its customers and provide the infrastructure to better monitor and control expenses.

9.  LITIGATION

     The Company is the defendant in certain legal matters which are normal for the industry in which the Company operates. Management believes that these matters, both individually and in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

                          PHARMCHEM LABORATORIES, INC.

10.  GEOGRAPHICAL DATA

     Information about the Company's operations in geographic areas where it operates is as follows:

                                                            DOMESTIC     FOREIGN      TOTAL
                                                            --------     -------     --------
                                                                     (IN THOUSANDS)
    Net sales:
      1996................................................  $ 37,781     $ 3,474     $ 41,255
      1995................................................    34,679       4,432       39,111
      1994................................................    30,677       2,963       33,640
    Income (loss) from operations:
      1996................................................       242         176          418
      1995(1).............................................    (6,590)     (1,672)      (8,262)
      1994................................................       725        (247)         478
    Identifiable assets at year end:
      1996................................................    16,623       4,845       21,468
      1995................................................    17,298       4,885       22,183
      1994................................................    21,555       6,751       28,306

---------------
(1) Refer to Note 8 for discussion of restructuring and unusual charges recorded in the fourth quarter.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized selected quarterly financial data is as follows:

                                                                 QUARTER ENDED
                                                   ------------------------------------------
                                                    3/31       6/30        9/30        12/31
                                                   ------     -------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1996
    Net sales....................................  $9,867     $10,771     $10,631     $ 9,986
    Gross profit.................................   2,241       2,531       2,625       2,101
    Net income (loss)............................    (178)         82         155         (13)
    Net income (loss) per share..................  $(0.03)    $  0.01     $  0.03     $  0.00
    Weighted average shares outstanding..........   5,594       5,791       5,763       5,682
    1995
    Net Sales....................................  $8,792     $ 9,722     $10,307     $10,290
    Gross profit.................................   2,270       2,460       2,480       2,130
    Net income (loss)(1).........................     101         174         180      (7,266)
    Net income (loss) per share..................  $ 0.02     $  0.03     $  0.03     $ (1.31)
    Weighted average shares outstanding..........   5,561       5,751       5,870       5,574

---------------
(1) Refer to Note 8 for discussion of restructuring and unusual charges recorded in the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

     These items have been omitted in accordance with the General Instructions to Form 10-K and are answered by reference to those portions of the Registrant's definitive proxy statement with respect to the 1997 Annual Meeting of Shareholders which contain the information required by these items. The Registrant will file with the Commission not later than 120 days after the end of the fiscal year covered by this report such definitive proxy statement pursuant to Regulation 14A. Information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under caption "Executive Officers of PharmChem."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

                                                                                       PAGE
                                                                                      NUMBER
                                                                                        IN
                                                                                       THIS
                                                                                      REPORT
                                                                                      ------
     Report of Independent Public Accountants, Arthur Andersen LLP. ................    17
     Consolidated Balance Sheets at December 31, 1996 and 1995......................    18
     Consolidated Statements of Operations for the years ended December 31, 1996,
      1995 and 1994.................................................................    19
     Consolidated Statements of Shareholders' Equity for the years ended December
      31, 1996, 1995 and 1994.......................................................    20
     Consolidated Statements of Cash Flows for the years ended December 31, 1996,
      1995
       and 1994.....................................................................    21
     Notes to Consolidated Financial Statements.....................................    22

(A)(2) FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts...............................    35

     All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(A)(3) EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
------       --------------------------------------------------------------------------------
 3.01(1)     Amended and Restated Articles of Incorporation dated August 21, 1991.
 3.02(2)     Bylaws, as amended May 19, 1992.
 4.01(1)     Restated Modification Agreement dated August 14, 1989.
10.01(1)     1988 Incentive Stock Plan, as amended.
10.02(1)     Form of Stock Option Agreement.
10.03(1)     Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).
10.04(3)     Form of Stock Option Agreement (January 1, 1995).
10.05(1)     Form of Stock Purchase Agreement.
10.06(4)     1992 Director Option Plan.
10.07(4)     Form of Director Option Agreement.
10.08        Amendment to 1992 Director Option Plan dated February 28, 1996.
10.09        Amendment to 1992 Director Option Plan dated March 4, 1997.
10.10(1)     401(k) Plan.
10.11        Amendment to 401(k) Plan dated August 25, 1996.
10.12(1)     Lease Agreements for the Company's offices in Menlo Park, California dated
             October 21, 1988 and September 11, 1990, respectively.
10.13(5)     Lease Amendment for the Company's offices in Menlo Park, California dated
             November 30, 1995.
10.14        Lease Amendment for the Company's offices in Menlo Park, California dated March
             6, 1996.
10.15(6)     Harbour Quay (London) Lease Documents.
10.16        Lease Agreement for the Company's offices in Fort Worth, Texas dated October 24,
             1991.
10.17        Lease Amendment for the Company's offices in Fort Worth, Texas dated December 8,
             1992.
10.18        Lease Amendment for the Company's offices in Fort Worth, Texas dated February 9,
             1996.
10.19(1)     Form of Indemnification Agreement.
10.20(3)     Loan and Security Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated November 17, 1994.
10.21(7)     Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated March 6, 1995.
10.22(5)     Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated September 1, 1995.
10.23(5)     Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated March 26, 1996.
10.24        Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated June 19, 1996.
10.25        Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated February 14, 1997.
10.26(4)(8)  License and Supply Agreement with Sudormed, Inc. dated March 10, 1992.
10.27(6)(8)  License and Supply Agreement with Sudormed, Inc. dated October 25, 1993.
10.28(6)(8)  Supply Agreement with SolarCare Technologies Corporation dated August 1, 1993.

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
------       --------------------------------------------------------------------------------
10.29(5)(8)  First Amendment to Supply Agreement dated December 1, 1995.
10.30(4)(8)  Probation Division of the Administration Office of The U.S. Courts Contract
             dated October 1, 1992.
10.31(6)(8)  Sears Merchandise Group Service Agreement dated September 22, 1992.
10.32        Master Lease Purchase Agreement dated December 18, 1995 with Fidelity Leasing
             Corporation and Lease Purchase Addenda in connection therewith.
10.33        Master Equipment Lease dated March 17, 1996 with Olympus Commercial Credit.
21.01        List of Subsidiaries.
23.01        Consent of Arthur Andersen LLP.
27.1         Financial Data Schedule.

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1992.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

(8) Confidential treatment requested as to certain portions of this exhibit.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(C) EXHIBITS

     See (a) (3) above.

(D) FINANCIAL STATEMENT SCHEDULE

     See (a) (2) above.

                          PHARMCHEM LABORATORIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                             BEGINNING    COSTS AND      OTHER       DEDUCTIONS       END
                DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    (WRITE-OFFS)   OF PERIOD
-------------------------------------------  ----------   ----------   ----------   ------------   ----------
Allowance for Doubtful Accounts

Period ended:
     December 31, 1994.....................     $123         $ 72          $--          $ 56          $139
                                                ====         ====          ==           ====          ====
     December 31, 1995.....................     $139         $955          $--          $632          $462
                                                ====         ====          ==           ====          ====
     December 31, 1996.....................     $462         $206          $--          $ 58          $610
                                                ====         ====          ==           ====          ====

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MENLO PARK, STATE OF CALIFORNIA, ON THIS 17TH DAY OF MARCH, 1997.

                                          PHARMCHEM LABORATORIES, INC.

                                          By: /s/       JOSEPH HALLIGAN
                                            ------------------------------------
                                                      Joseph Halligan
                                             President, Chief Executive Officer
                                                         and Director

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Halligan, acting individually, as such person's true and lawful attorney-in-fact and agent, with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                SIGNATURE                                  TITLE                      DATE
------------------------------------------   ---------------------------------   ---------------

           /s/ JOSEPH HALLIGAN               President, Chief Executive          March 17, 1997
------------------------------------------   Officer and Director (Principal
             Joseph Halligan                 Executive Officer)

          /s/ DAVID A. LATTANZIO             Chief Financial Officer, Vice       March 17, 1997
------------------------------------------   President, Finance and
            David A. Lattanzio               Administration (Principal
                                             Accounting and Financial Officer)

            /s/ RICHARD IRWIN                Chairman of the Board and           March 17, 1997
------------------------------------------   Director
              Richard Irwin

             /s/ THOMAS VOLPE                Director                            March 17, 1997
------------------------------------------
               Thomas Volpe

                               INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
  EXHIBIT                                                                                 NUMBERED
   NUMBER                                     EXHIBITS                                      PAGE
------------ ---------------------------------------------------------------------------
 3.01(1)     Amended and Restated Articles of Incorporation dated August 21, 1991.
 3.02(2)     Bylaws, as amended May 19, 1992.
 4.01(1)     Restated Modification Agreement dated August 14, 1989.
10.01(1)     1988 Incentive Stock Plan, as amended.
10.02(1)     Form of Stock Option Agreement.
10.03(1)     Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).
10.04(3)     Form of Stock Option Agreement (January 1, 1995).
10.05(1)     Form of Stock Purchase Agreement.
10.06(4)     1992 Director Option Plan.
10.07(4)     Form of Director Option Agreement.
10.08        Amendment to 1992 Director Option Plan dated February 28, 1996.
10.09        Amendment to 1992 Director Option Plan dated March 4, 1997.
10.10(1)     401(k) Plan.
10.11        Amendment to 401(k) Plan dated August 25, 1996.
10.12(1)     Lease Agreements for the Company's offices in Menlo Park, California dated
             October 21, 1988 and September 11, 1990, respectively.
10.13(5)     Lease Amendment for the Company's offices in Menlo Park, California dated
             November 30, 1995.
10.14        Lease Amendment for the Company's offices in Menlo Park, California dated
             March 6, 1996.
10.15(6)     Harbour Quay (London) Lease Documents.
10.16        Lease Agreement for the Company's offices in Fort Worth, Texas dated
             October 24, 1991.
10.17        Lease Amendment for the Company's offices in Fort Worth, Texas dated
             December 8, 1992.
10.18        Lease Amendment for the Company's offices in Fort Worth, Texas dated
             February 9, 1996.
10.19(1)     Form of Indemnification Agreement.
10.20(3)     Loan and Security Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated November 17, 1994.
10.21(7)     Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated March 6, 1995.
10.22(5)     Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated September 1, 1995.
10.23(5)     Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated March 26, 1996.
10.24        Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated June 19, 1996.
10.25        Loan Modification Agreement between Silicon Valley Bank and PharmChem
             Laboratories, Inc. dated February 14, 1997.
10.26(4)(8)  License and Supply Agreement with Sudormed, Inc. dated March 10, 1992.
10.27(6)(8)  License and Supply Agreement with Sudormed, Inc. dated October 25, 1993.
10.28(6)(8)  Supply Agreement with SolarCare Technologies Corporation dated August 1,
             1993.
10.29(5)(8)  First Amendment to Supply Agreement dated December 1, 1995.
10.30(4)(8)  Probation Division of the Administration Office of The U.S. Courts Contract
             dated October 1, 1992.

                                                                                        SEQUENTIALLY
  EXHIBIT                                                                                 NUMBERED
   NUMBER                                     EXHIBITS                                      PAGE
10.31(6)(8)  Sears Merchandise Group Service Agreement dated September 22, 1992.
10.32        Master Lease Purchase Agreement dated December 18, 1995 with Fidelity
             Leasing Corporation and Lease Purchase Addenda in connection therewith.
10.33        Master Equipment Lease dated March 17, 1996 with Olympus Commercial Credit.
21.01        List of Subsidiaries.
23.01        Consent of Arthur Andersen LLP.
27.1         Financial Data Schedule.

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1992.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

(8) Confidential treatment requested as to certain portions of this exhibit.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.