Form 10-Q
period 1997-03-31
PHARMCHEM LABORATORIES INC
filed 1997-05-14
CIK 876645

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ______________________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No [   ]

         As of April 30, 1997, the registrant had outstanding 5,730,564 shares of Common Stock, no par value.





================================================================================

                          PHARMCHEM LABORATORIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                        PAGE

PART I.       FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements ...............................................3

              Condensed Consolidated Interim Balance Sheets at
              March 31, 1997 (unaudited) and December 31, 1996 (audited).................................4

              Condensed Consolidated Interim Statements of Operations
              (unaudited) for the Three Months ended March 31, 1997 and 1996.............................5

              Condensed Consolidated Interim Statements of
              Cash Flows (unaudited) for the Three Months ended
              March 31, 1997 and 1996  ..................................................................6

              Notes to Condensed Consolidated Interim Financial Statements...............................7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................................................8


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K  ........................................................11


SIGNATURE     ..........................................................................................12

PART I.       FINANCIAL INFORMATION

1.       Condensed Consolidated Financial Statements

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

         These financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and the rules and regulations as specified in the Securities and Exchange Act of 1934 and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to summarize fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                          PHARMCHEM LABORATORIES, INC.
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

                                                                                March 31,         December 31,
                                                                                  1997                1996
                                                                             -----------------   ---------------
                                                                               (Unaudited)          (Audited)
                                   ASSETS                                                (In thousands)
                                   ------
CURRENT ASSETS
        Cash and cash equivalents                                                  $     403         $     240
        Accounts receivable, net                                                       7,370             8,168
        Inventory                                                                        907             1,014
        Other current assets                                                             893
                                                                                                         1,122
                                                                             -----------------   ---------------
                TOTAL CURRENT ASSETS                                                   9,573            10,544
                                                                             -----------------   ---------------
PROPERTY AND EQUIPMENT, net                                                            6,437             6,578
OTHER ASSETS                                                                             981               986
GOODWILL, net                                                                          3,314             3,360
                                                                             -----------------   ---------------
TOTAL ASSETS                                                                       $  20,305         $  21,468
                                                                             =================   ===============


                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
        Current portion of long-term debt                                          $   2,643         $   2,335
        Accounts payable                                                               2,333             3,238
        Accrued compensation                                                             871               998
        Accrued collectors and other liabilities                                       2,244             2,266
                                                                             -----------------   ---------------
                TOTAL CURRENT LIABILITIES                                              8,091             8,837
                                                                             -----------------   ---------------
LONG TERM DEBT, net of current portion                                                 1,092             1,205
DEFERRED CREDITS                                                                         155               139
SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares authorized, 5,725 and
            5,695 shares issued and outstanding at March 31, 1997
            and December 31, 1996, respectively                                       18,973            18,915
        Accumulated deficit                                                           (8,006)           (7,628)
                                                                             -----------------   ---------------
                TOTAL SHAREHOLDERS' EQUITY                                            10,967            11,287
                                                                             -----------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  20,305         $  21,468
                                                                             =================   ===============


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                    1997              1996
                                                                                 ------------      ------------
                                                                            (In thousands, except per share amounts)

NET SALES                                                                           $ 9,058           $ 9,867

COST OF SALES                                                                         7,156             7,626
                                                                                 ------------      ------------

GROSS PROFIT                                                                          1,902             2,241

OPERATING EXPENSES
        Selling, general and administrative                                           2,063             1,883
        Marketing rights and research costs                                              84               451
        Amortization of goodwill                                                         46                46
                                                                                 ------------      ------------
                    Total operating expenses                                          2,193             2,380
                                                                                 ------------      ------------

LOSS FROM OPERATIONS                                                                   (291)             (139)

Interest expense                                                                        (85)             (112)
Other (expense) income, net                                                             (2)                73
                                                                                 ------------      ------------
                                                                                        (87)              (39)
                                                                                 ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                 (378)             (178)

PROVISION FOR INCOME TAXES                                                                -                 -
                                                                                 ------------      ------------

NET LOSS                                                                            $  (378)          $  (178)
                                                                                 ============      ============


NET LOSS PER SHARE                                                                  $ (0.07)          $ (0.03)
                                                                                 ============      ============

Weighted average number of common shares outstanding                                  5,714             5,594
                                                                                 ============      ============





The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      -----------------------------
                                                                                         1997             1996
                                                                                      -------------   -------------
                                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                           $ (378)         $ (178)
        Adjustments to reconcile net loss to net cash provided by operating activities:
                Depreciation and amortization                                                 473             418
                Loss (gain) on disposition of property and equipment                            6             (50)
        Change in operating assets and liabilities:
                Accounts receivable, net                                                      798             118
                Inventory                                                                     107              (3)
                Other current assets                                                          229              14
                Accounts payable and other accrued liabilities                            (1,054)             218
                Deferred credits                                                               16             -
                                                                                      -------------   -------------
                        Change in operating assets and liabilities                            575             715
                                                                                      -------------   -------------
                        Net cash provided by operating activities                             197             537
                                                                                      -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of property and equipment                                             (292)         (1,511)
              Proceeds from sale of property and equipment                                    -               230
              Decrease (increase) in other assets                                               5             (80)
                                                                                      -------------   -------------
                        Net cash used in investing activities                               (287)          (1,361)
                                                                                      -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from revolving line of credit and long-term debt                     4,107           4,947
              Principal payments on revolving line of credit and long-term debt            (3,912)         (4,526)
              Proceeds from exercise of stock options                                          58              17
                                                                                      -------------   -------------
                        Net cash provided by financing activities                             253             438
                                                                                      -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          163            (386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              240             647
                                                                                      -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  403          $  261
                                                                                      =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for interest                                                            $   33           $ 106
                                                                                      =============   =============
         Cash paid for taxes                                                               $    6           $  27
                                                                                      =============   =============



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Net Loss per Share

         Net loss per share data has been computed only on the weighted average number of common shares outstanding during the period. Common equivalent shares, which represent shares issuable upon the exercise of outstanding options were excluded from the calculation of the loss per share because the effect of including such shares in the computation would be anti-dilutive.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic EPS will be equivalent to primary EPS as presented in the accompanying condensed consolidated financial statements.


2.       Debt

         In February and May 1997, PharmChem amended its revolver and term loan credit agreement ("Credit Agreement") with a bank with respect to certain financial covenants. The amendments provide for greater flexibility with respect to covenants for quarterly profitability and cash flow coverage. As of March 31, 1997, the Company was in compliance with all covenants of the Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these Sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results and those projected in the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                                                   Three Months Ended March 31,
                                                   -------------------------------------------------------------
                                                     1997            1996           1997            1996
                                                   -------------   -------------  --------------  --------------
NET SALES:                                                                         (As a percentage of sales)
        Public and private employers                  $ 3,829         $ 4,324           42.3%           43.8%
        Criminal justice agencies                       3,608           3,945           39.8            40.0
        Drug rehabilitation programs and other            386             545            4.3             5.5
        Product sales                                     258              78            2.9             0.8
        Medscreen                                         977             975           10.7             9.9
                                                   -------------   -------------  --------------  --------------
                Total net sales                         9,058           9,867          100.0           100.0

COST OF SALES                                           7,156           7,626           79.0            77.3
                                                   -------------   -------------  --------------  --------------

GROSS PROFIT                                            1,902           2,241           21.0            22.7
                                                   -------------   -------------  --------------  --------------

OPERATING EXPENSES:
        Selling, general and administrative             2,063           1,883           22.8            19.1
        Marketing rights and research                      84             451            0.9             4.5
        Amortization of goodwill                           46              46            0.5             0.5
                                                   -------------   -------------  --------------  --------------
                Total operating expenses                2,193           2,380           24.2            24.1
                                                   -------------   -------------  --------------  --------------

LOSS FROM OPERATIONS                                     (291)           (139)          (3.2)           (1.4)
                                                   -------------   -------------  --------------  --------------

OTHER EXPENSE, net                                        (87)            (39)          (1.0)           (0.4)
                                                   -------------   -------------  --------------  --------------

NET LOSS                                              $  (378)       $   (178)          (4.2)%          (1.8)%
                                                   =============   =============  ==============  ==============

       Net sales decreased $809,000 (8.2%) to $9,058,000 in 1997 from $9,867,000 in 1996. This decrease is principally attributed to sales decreases of $495,000 (11.4%) to public and private employers, $337,000 (8.5%) to criminal justice agencies and $159,000 (29.2%) to drug rehabilitation programs, which more than offset an increase of $180,000 (230.8%) in PharmScreenTM and PharmChekTM product sales. Sales increased slightly at Medscreen. The Company's domestic specimen volume decreased 16.5% from 1996 levels. The volume reduction reflects the August 1996 loss of the U.S. Army contract and the recent trend of criminal justice agencies toward purchasing products, such as PharmScreenTM and PharmChekTM, in lieu of traditional laboratory testing services.

         Cost of sales decreased $470,000 (6.2%) to $7,156,000 in 1997 from $7,626,000 in 1996, due primarily to a reduction of variable expenses offset by the underabsorption of fixed expenses resulting from lower volume. Cost of sales as a percentage of net sales increased to 79.0% in 1997 from 77.3% in 1996. Gross profit as a percentage of net sales decreased to 21.0% in 1997 from 22.7% in 1996.

         Selling, general and administrative (SG&A) expenses increased $180,000 (9.6%) to $2,063,000 in 1997 from $1,883,000 in 1996. This increase reflects the
Company's continued investment in the marketing, information systems and administrative infrastructure. SG&A expenses as a percentage of net sales increased to 22.8% in 1997 from 19.1% in 1996.

         Marketing rights and research costs decreased $367,000 (81.4%) to $84,000 in 1997 from $451,000 in 1996. These expenses include the cost associated with the development and commercialization of new laboratory methods and other drug testing systems. This decrease was due primarily to significant expenditures in the prior year for PharmChek(TM). Marketing rights and research costs as a percentage of net sales decreased to 0.9% in 1997 from 4.5% in 1996.

         Loss from operations increased to $291,000 in 1997 from $139,000 in 1996. Other expenses, including interest expense and interest income, increased to $87,000 in 1997 from $39,000 in 1996, reflecting lower interest expense offset by a decrease in interest income and the 1996 sale of equipment.

         Net loss increased to $378,000 or $0.07 per share in 1997 from $178,000 or $0.03 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations during the three months ended March 31, 1997 and 1996 provided cash of approximately $197,000 and $537,000, respectively. The decrease in cash flow from operations between 1997 and 1996 principally reflects the lower sales volume in the current year. As of March 31, 1997, the Company had $403,000 in cash and cash equivalents. During 1997, the Company used approximately $292,000 in cash to acquire property and equipment and approximately $347,000 in cash to reduce term debt and capital lease obligations. In March 1996, the Company completed the financing and delivery of $1,147,000 of laboratory equipment.

         The Company maintains a term and revolver loan credit agreement ("Credit Agreement") with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 75% of qualified account receivables. As of March 31, 1997, approximately $1,544,000 and $482,000 were outstanding under the $5,000,000 revolver and term loan, respectively. The revolver bears interest at the bank reference rate plus 0.5% (8.75% at March 31, 1997). The term loan bears interest at the bank reference rate plus 1.0% (9.25% at March 31, 1997). The Credit Agreement expires in November 1997.

         The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability and restricts the payment of dividends. In February and May 1997, PharmChem amended its Credit Agreement with respect to certain financial covenants. As of March 31, 1997, the Company was in compliance with all covenants of the Credit Agreement.

         The Company anticipates that existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures through 1997.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic EPS will be equivalent to primary EPS as presented in the accompanying condensed consolidated financial statements.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 27 - Financial Data Schedule

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

                                  PharmChem Laboratories, Inc.
                                  (Registrant)


Date:  May 13, 1997               By:  /s/ David A. Lattanzio
                                  ---------------------------
                                  David A. Lattanzio
                                  Chief Financial Officer and Vice President,
                                  Finance and Administration
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule