Form 10-Q
period 1997-06-30
PHARMCHEM LABORATORIES INC
filed 1997-08-14
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ________________________


                         COMMISSION FILE NUMBER 0-19371

                          PHARMCHEM LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                     77-0187280
       (State or other jurisdiction                         (IRS Employer
      of incorporation or organization)                  Identification Number)

         1505-A O'BRIEN DRIVE
         MENLO PARK, CALIFORNIA                                  94025
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

         As of July 31, 1997, the registrant had outstanding 5,735,854 shares of Common Stock, no par value.






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

              Condensed Consolidated Interim Balance Sheets at
              June 30, 1997 (unaudited) and December 31, 1996 (audited)..................................4

              Condensed Consolidated Interim Statements of Operations
              (unaudited) for the Three Months and Six Months ended
              June 30, 1997 and 1996.....................................................................5

              Condensed Consolidated Interim Statements of
              Cash Flows (unaudited) for the Six Months ended
              June 30, 1997 and 1996  ...................................................................6

              Notes to Condensed Consolidated Interim Financial Statements (unaudited) ..................7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................................................8


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders  .....................................12

Item 6.       Exhibits and Reports on Form 8-K  ........................................................12


SIGNATURE     ..........................................................................................13

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

                          PHARMCHEM LABORATORIES, INC.
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS



                                                                                  June 30,    December 31,
                                                                                    1997           1996
                                                                                  --------      --------
                                                                                (Unaudited)     (Audited)
                                   ASSETS                                              (In thousands)
CURRENT ASSETS
        Cash and cash equivalents                                                 $    307      $    240
        Accounts receivable, net                                                     7,857         8,168
        Inventory                                                                    1,785         1,014
        Other current assets                                                           863         1,122
                                                                                  --------      --------
                TOTAL CURRENT ASSETS                                                10,812        10,544
                                                                                  --------      --------

PROPERTY AND EQUIPMENT, net                                                          6,806         6,578
OTHER ASSETS                                                                         1,005           986
GOODWILL, net                                                                        3,268         3,360
                                                                                  ========      ========
TOTAL ASSETS                                                                      $ 21,891      $ 21,468
                                                                                  ========      ========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt                                         $  3,659      $  2,335
        Accounts payable                                                             3,431         3,238
        Accrued compensation                                                           726           998
        Accrued collectors and other liabilities                                     2,227         2,266
                                                                                  --------      --------
                TOTAL CURRENT LIABILITIES                                           10,043         8,837
                                                                                  --------      --------

LONG TERM DEBT, net of current portion                                                 970         1,205
DEFERRED CREDITS                                                                       155           139
SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares authorized, 5,735 and 5,695 shares issued and outstanding at June 30, 1997
        and December 31, 1996, respectively                                         18,996        18,915
        Accumulated deficit                                                         (8,273)       (7,628)
                                                                                  --------      --------
                TOTAL SHAREHOLDERS' EQUITY                                          10,723        11,287
                                                                                  ========      ========
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 21,891      $ 21,468
                                                                                  ========      ========





The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                   June 30,
                                                         ----------------------      ----------------------
                                                           1997          1996          1997           1996
                                                         --------      --------      --------      --------
                                                               (In thousands, except per share amounts)
NET SALES                                                $ 10,003      $ 10,771      $ 19,061      $ 20,638

COST OF SALES                                               8,014         8,240        15,170        15,866
                                                         --------      --------      --------      --------

GROSS PROFIT                                                1,989         2,531         3,891         4,772

OPERATING EXPENSES
         Selling, general and administrative                2,029         1,796         4,092         3,679
         Research and development                              83           463           167           914
         Amortization of goodwill                              46            46            92            92
                                                         --------      --------      --------      --------
                  Total operating expenses                  2,158         2,305         4,351         4,685
                                                         --------      --------      --------      --------

INCOME (LOSS) FROM OPERATIONS                                (169)          226          (460)           87

Interest expense                                              (99)         (133)         (184)         (245)
Other income (expense), net                                     1           (11)           (1)           62
                                                         --------      --------      --------      --------
                  Total other expenses                        (98)         (144)         (185)         (183)
                                                         --------      --------      --------      --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              (267)           82          (645)          (96)

PROVISION FOR INCOME TAXES                                   --            --            --            --
                                                         --------      --------      --------      --------

NET INCOME (LOSS)                                        $   (267)     $     82      $   (645)     $    (96)
                                                         ========      ========      ========      ========


NET INCOME (LOSS) PER SHARE                              $  (0.05)     $   0.01      $  (0.11)     $  (0.02)
                                                         ========      ========      ========      ========

Weighted average number of common shares outstanding        5,719         5,791         5,722         5,598
                                                         ========      ========      ========      ========






The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    --------------------
                                                                                      1997         1996
                                                                                    -------      -------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                    $  (645)     $   (96)

        Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                           956          959
                Loss (gain) on disposition of property and equipment                      2          (50)
        Changes in operating assets and liabilities:
                Accounts receivable, net                                                311         (589)
                Inventory                                                              (771)         412
                Other current assets                                                    259         (213)
                Accounts payable and other accrued liabilities                         (126)        (877)
                Deferred credits                                                         16         --
                                                                                    -------      -------
                        Changes in operating assets and liabilities                     647         (358)
                                                                                    -------      -------
                        Net cash provided by (used in) operating activities               2         (454)
                                                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                                    (1,099)      (1,736)
              Proceeds from sale of property and equipment                             --            230
              Increase in other assets                                                  (14)         (94)
                                                                                    -------      -------
                        Net cash used in investing activities                        (1,113)      (1,600)
                                                                                    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from revolving line of credit and long-term debt               8,903        6,223
              Principal payments on revolving line of credit and long-term debt      (7,806)      (4,712)
              Proceeds from exercise of stock options                                    81           30
                                                                                    -------      -------
                        Net cash provided by financing activities                     1,178        1,541
                                                                                    -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     67         (513)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        240          647
                                                                                    -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   307      $   134
                                                                                    =======      =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for interest                                                     $   153      $   107
                                                                                    =======      =======
              Cash paid for taxes                                                   $     6      $    27
                                                                                    =======      =======





The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Net Income (Loss) per Share

         Net income per share data has been computed using the weighted average number of common shares outstanding and dilutive common equivalent shares, which represent shares issuable upon the exercise of outstanding options, during the period (using the treasury method). For periods with a net loss, the common equivalent shares were excluded from the calculation of the loss per share because the effect of including such shares in the computation would be anti-dilutive.

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


2.       Debt

         In February and May 1997, PharmChem amended its revolver and term loan credit agreement ("Credit Agreement") with a bank with respect to certain financial covenants. The amendments provide for greater flexibility to covenants for quarterly profitability and cash flow coverage. As of June 30, 1997, the Company was in compliance with all covenants of the Credit Agreement.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                                Three Months Ended June 30,                  Six Months Ended June 30,
                                         -----------------------------------------   -----------------------------------------
                                           1997        1996        1997       1996     1997        1996        1997      1996
                                         --------    --------      -----     -----   --------    --------      -----     -----
                                                                (As a % of net sales)                      (As a % of net sales)
NET SALES:
   Public and private employers          $  4,533    $  5,181       45.3%     48.1%  $  8,362    $  9,504       43.9%     46.1%
   Criminal justice agencies                3,854       4,285       38.6      39.8      7,462       8,144       39.1      39.5
   Drug rehabilitation programs               363         420        3.6       3.9        749       1,052        3.9       5.1
   Domestic product sales                     161          84        1.6       0.8        419         162        2.2       0.7
   Medscreen                                1,092         801       10.9       7.4      2,069       1,776       10.9       8.6
                                         --------    --------      -----     -----   --------    --------      -----     -----
         Total net sales                   10,003      10,771      100.0     100.0     19,061      20,638      100.0     100.0

COST OF SALES                               8,014       8,240       80.1      76.5     15,170      15,866       79.6      76.9
                                         --------    --------      -----     -----   --------    --------      -----     -----

GROSS PROFIT                                1,989       2,531       19.9      23.5      3,891       4,772       20.4      23.1
                                         --------    --------      -----     -----   --------    --------      -----     -----

OPERATING EXPENSES:
   Selling, general and administrative      2,029       1,796       20.3      16.7      4,092       3,679       21.4      17.8
   Research and development                    83         463        0.8       4.3        167         914        0.9       4.4
   Amortization of goodwill                    46          46        0.5       0.4         92          92        0.5       0.5
                                         --------    --------      -----     -----   --------    --------      -----     -----
         Total operating expenses           2,158       2,305       21.6      21.4      4,351       4,685       22.8      22.7
                                         --------    --------      -----     -----   --------    --------      -----     -----

INCOME (LOSS) FROM OPERATIONS                (169)        226       (1.7)      2.1       (460)         87       (2.4)      0.4
                                         --------    --------      -----     -----   --------    --------      -----     -----

OTHER EXPENSE, net                            (98)       (144)      (1.0)     (1.3)      (185)       (183)      (1.0)     (0.9)
                                         --------    --------      -----     -----   --------    --------      -----     -----

NET INCOME (LOSS)                        $   (267)   $     82       (2.7)%     0.8%  $   (645)   $    (96)      (3.4)%    (0.5)%
                                         ========    ========      =====     =====   ========    ========      =====     =====

      Net sales for the three months ended June 30, 1997 decreased $768,000 (7.1%) to $10,003,000 in 1997 from $10,771,000 in 1996. Medscreen, the
Company's U.K. operation, reported an increase of $291,000 (36.3%) which was more than offset by a decrease in domestic urine revenues of $1,136,000 (11.5%), principally from criminal justice agencies. Product sales of PharmScreen(TM) and PharmChek(R) increased $77,000 (91.7%) over the prior year. The Company's domestic specimen volume decreased 22.2% from comparable 1996 levels. This decrease in volume is principally attributed to sales to the U.S. Army included in the prior year's results together with lower criminal justice revenues.

      Net sales for the six months ended June 30, 1997 decreased $1,577,000 (7.6%) to $19,061,000 in 1997 from $20,638,000 in 1996. Medscreen reported an increase of $293,000 (16.5%) which was more than offset by a decrease in domestic urine revenues of $2,127,000 (11.4%), principally from criminal justice agencies. Product sales of PharmScreen(TM) and PharmChek(R) increased $257,000 (158.6%) over the prior year. The Company's domestic specimen volume decreased 16.4% from comparable 1996 levels. The volume reduction reflects the August 1996 loss of the U.S. Army contract and continued lower urine revenues from criminal justice agencies.

      Cost of sales for the three months ended June 30, 1997 decreased $226,000 (2.7%) to $8,014,000 in 1997 from $8,240,000 in 1996. Cost of sales as a percentage of net sales increased to 80.1% in 1997 from 76.5% in 1996. Gross profit as a percentage of net sales decreased to 19.9% in 1997 from 23.5% in 1996.

      Cost of sales for the six months ended June 30, 1997 decreased $696,000 (4.4%) to $15,170,000 in 1997 from $15,866,000 in 1996, and cost of sales as a percentage of net sales increased to 79.6% in 1997 from 76.9% in 1996. Gross profit as a percentage of net sales decreased to 20.4% in 1997 from 23.1% in 1996. The deterioration in the gross profit margin in 1997 reflects the continued underabsorption of fixed costs resulting from lower domestic specimen volume.

         Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1997 increased $233,000 (13.0%) to $2,029,000 in 1997 from
$1,796,000 in 1996. SG&A expenses as a percentage of net sales increased to 20.3% in 1997 from 16.7% in 1996.

         SG&A expenses for the six months ended June 30, 1997 increased $413,000 (11.2%) to $4,092,000 in 1997 from $3,679,000 in 1996. SG&A expenses as a percentage of net sales increased to 21.4% in 1997 from 17.8% in 1996. These increases reflect the Company's continued investment in the sales, marketing, information systems and administrative infrastructure.

         Research and Development (R&D) costs for the three months ended June 30, 1997 decreased $380,000 (82.1%) to $83,000 in 1997 from $463,000 in 1996.
R&D costs as a percentage of net sales decreased to 0.8% in 1997 from 4.3% in 1996.

         R&D costs for the six months ended June 30, 1997 decreased $747,000 (81.7%) to $167,000 in 1997 from $914,000 in 1996. R&D costs as a percentage of net sales decreased to 0.9% in 1997 from 4.4% in 1996. These expenses include the cost associated with the development and commercialization of new laboratory methods and other drug testing systems. The decreases are due primarily to significant expenditures in the prior year for PharmChek(R).

         Loss from operations for the three months ended June 30, 1997 was $169,000 compared to income of $226,000 in 1996. Loss from operations for the six months ended June 30, 1997 was $460,000 compared to income from operations of $87,000 in 1996.

         Other expenses, including interest expense and interest income, for the three months ended June 30, 1997 decreased to $98,000 in 1997 from $144,000 in 1996, reflecting lower interest expense.

         Other expenses, including interest expense and interest income, for the six months ended June 30, 1997 was relatively unchanged reflecting lower interest expense partially offset by a decrease in interest income and the 1996 gain on sale of equipment.

         Net loss for the three months ended June 30, 1997 was $267,000 or $0.05 per share in 1997 as compared to net income of $82,000 or $0.01 per share in 1996. Net loss for the six months ended June 30, 1997 was $645,000 or $0.11 per share in 1997 compared to a net loss of $96,000 or $0.02 per share in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations during the six months ended June 30, 1997 and 1996 provided cash and used cash of approximately $2,000 and $454,000, respectively. The improvement in cash flow from operations between 1997 and 1996 principally reflects improved working capital despite an increased net loss. As of June 30, 1997, the Company had $307,000 in cash and cash equivalents. During 1997, the Company used approximately $1,099,000 in cash to acquire property and equipment. In March 1996, the Company completed the financing and delivery of $1,147,000 of laboratory equipment.

        The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 75% of qualified account receivables. As of June 30, 1997, approximately $2,790,000 and $278,000 were outstanding under the $5,000,000 revolver and term loan, respectively. Year-to-date net borrowings on the revolver and term loan were approximately $1,097,000 at June 30, 1997. The revolver bears interest at the bank reference rate plus 0.5% (8.75% at June 30, 1997). The term loan bears interest at the bank reference rate plus 1.0% (9.25% at June 30, 1997). The Credit Agreement expires in November 1997. The Company expects to enter into a new credit agreement prior to the expiration of the existing Credit Agreement.

         The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. In February and May 1997, PharmChem amended its Credit Agreement with respect to certain financial covenants. As of June 30, 1997, the Company was in compliance with all covenants of the Credit Agreement.

         The Company anticipates that existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through 1997.

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

         In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of a Business Enterprise." SFAS No. 131 establishes standards for disclosures about segments of an enterprise and is effective for annual periods beginning after December 15, 1997. The Company expects to include the SFAS No. 131 disclosures in its consolidated financial statements for the year ended December 31, 1998.

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the Company held on May 20, 1997, the Company's shareholders took the following actions:

         (a) The following directors were elected to serve until the next Annual Meeting:

        Joseph W. Halligan - - 4,661,413 shares in favor and 102,087 shares withheld;.
        Richard D. Irwin - - 4,661,713 shares in favor and 101,787 shares withheld; and
        Thomas S. Volpe - - 4,661,713 shares in favor and 101,787 shares withheld.

         (b) Approval of the adoption of the 1997 Equity Incentive Plan by a vote of 2,636,780 shares in favor, 123,961 shares against and 20,054 shares abstained.

         (c) Ratification of the appointment of KPMG Peat Marwick LLP as Independent Public Accountants for the Company for the 1997 fiscal year, by a vote of 4,747,028 shares in favor, 4,205 shares against and 12,267 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits:

                   10.34 Loan Modification Agreement between Silicon Valley Bank and PharmChem Laboratories, Inc. dated
                            May 9, 1997.

         (b)       Reports on Form 8-K:


                   On April 7, 1997, the Company filed a Form 8-K with respect to a change in Independent Public Accountants. The Company's Board of Directors approved the appointment of KPMG Peat Marwick LLP to replace Arthur Andersen LLP for the 1997 fiscal year.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PharmChem Laboratories, Inc.
                                    (Registrant)


Date:  August 12, 1997              By:  /s/ David A. Lattanzio
                                    -------------------------------
                                    David A. Lattanzio
                                    Chief Financial Officer and Vice President,
                                    Finance and Administration (Principal
                                    Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   EXHIBITS
------                   --------

10.34          Amendment No. 6 to Loan and Security Agreement
27.1           Financial Data Schedule