Form 10-Q
period 1997-09-30
PHARMCHEM LABORATORIES INC
filed 1997-11-14
CIK 876645

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 328-6200


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

        As of October 31, 1997, the registrant had outstanding 5,747,707 shares of Common Stock, no par value.



================================================================================

                          PHARMCHEM LABORATORIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements ...............................3

           Condensed Consolidated Interim Balance Sheets at
           September 30, 1997 (unaudited) and December 31, 1996 (audited).............4

           Condensed Consolidated Interim Statements of Operations
           (unaudited) for the Three and Nine Months ended
           September 30, 1997 and 1996................................................5

           Condensed Consolidated Interim Statements of
           Cash Flows (unaudited) for the Nine Months ended
           September 30, 1997 and 1996  ..............................................6

           Notes to Condensed Consolidated Interim Financial Statements (Unaudited)...7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................................8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K  ........................................12


SIGNATURE  ..........................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

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

                          PHARMCHEM LABORATORIES, INC.
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS


                                                             September 30,    December 31,
                                                                 1997             1996
                                                             -------------    ------------
                                                              (Unaudited)      (Audited)
                            ASSETS                                   (In thousands)
CURRENT ASSETS
        Cash and cash equivalents                              $    490         $    240
        Accounts receivable, net                                  8,022            8,168
        Inventory                                                 1,420            1,014
        Other current assets                                        797            1,122
                                                               --------         --------
                TOTAL CURRENT ASSETS                             10,729           10,544
                                                               --------         --------

PROPERTY AND EQUIPMENT, net                                       7,212            6,578
OTHER ASSETS                                                      1,000              986
GOODWILL, net                                                     3,222            3,360
                                                               ========         ========
TOTAL ASSETS                                                   $ 22,163         $ 21,468
                                                               ========         ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt                      $  4,636         $  2,335
        Accounts payable                                          3,071            3,238
        Accrued compensation                                        597              998
        Accrued collectors and other liabilities                  2,780            2,266
                                                               --------         --------
                TOTAL CURRENT LIABILITIES                        11,084            8,837
                                                               --------         --------

LONG TERM DEBT, net of current portion                              844            1,205
DEFERRED CREDITS                                                    148              139
SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares
          authorized, 5,748 and 5,695 shares issued and
          outstanding at September 30, 1997 and
          December 31, 1996, respectively                        19,021           18,915
        Accumulated deficit                                      (8,934)          (7,628)
                                                               --------         --------
                TOTAL SHAREHOLDERS' EQUITY                       10,087           11,287
                                                               ========         ========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 22,163         $ 21,468
                                                               ========         ========





The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                          PHARMCHEM LABORATORIES, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          -----------------------       -----------------------
                                                            1997           1996           1997           1996
                                                          --------       --------       --------       --------
                                                                 (In thousands, except per share amounts)
NET SALES                                                 $ 10,037       $ 10,631       $ 29,098       $ 31,269

COST OF SALES                                                8,402          8,006         23,572         23,872
                                                          --------       --------       --------       --------

GROSS PROFIT                                                 1,635          2,625          5,526          7,397

OPERATING EXPENSES
        Selling, general and administrative                  2,142          2,030          6,234          5,709
        Research and development                                10            284            177          1,198
        Amortization of goodwill                                47             54            139            146
                                                          --------       --------       --------       --------
               Total operating expenses                      2,199          2,368          6,550          7,053
                                                          --------       --------       --------       --------

INCOME (LOSS) FROM OPERATIONS                                 (564)           257         (1,024)           344

Interest expense                                               105            105            289            350
Other (income) expense, net                                     (7)            (3)            (6)           (65)
                                                          --------       --------       --------       --------
               Total other expenses                             98            102            283            285
                                                          --------       --------       --------       --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               (662)           155         (1,307)            59

PROVISION FOR INCOME TAXES                                      --             --             --             --
                                                          --------       --------       --------       --------

NET INCOME (LOSS)                                         $   (662)      $    155       $ (1,307)      $     59
                                                          ========       ========       ========       ========

NET INCOME (LOSS) PER SHARE                               $  (0.12)      $   0.03       $  (0.23)      $   0.01
                                                          ========       ========       ========       ========

Weighted average number of common shares outstanding         5,726          5,763          5,729          5,769
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

                                 PHARMCHEM LABORATORIES, INC.
                   CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------      -------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                         $ (1,307)     $    59
        Adjustments to reconcile net loss to net cash provided
          by operating activities:
                Depreciation and amortization                               1,431        1,365
                Loss (gain) on disposition of property and equipment            2          (50)
        Changes in operating assets and liabilities:
                Accounts receivable, net                                      146          388
                Inventory                                                    (406)         614
                Other current assets                                          325         (173)
                Accounts payable and other accrued liabilities                (63)         400
                Deferred credits                                                9           --
                                                                         --------      -------
                        Net cash provided by operating activities             137        2,603
                                                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                          (1,932)      (2,439)
              Proceeds from sale of property and equipment                     --          230
              Payments for marketing rights                                    --         (716)
              Increase in other assets                                        (10)          --
                                                                         --------      -------
                        Net cash used in investing activities              (1,942)      (2,925)
                                                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from revolving line of credit and
                long-term debt                                             12,572        7,712

              Principal payments on revolving line of credit and
                long-term debt                                            (10,623)      (7,781)
              Proceeds from exercise of stock options                         106           32
                                                                         --------      -------
                        Net cash provided by (used in) financing
                          activities                                        2,055          (37)
                                                                         --------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          250         (359)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              240          647
                                                                         --------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    490      $   288
                                                                         ========      =======





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

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic and diluted EPS will not be materially different from primary EPS as presented in the accompanying condensed consolidated financial statements.


2.      Debt

        PharmChem maintains a revolver and term loan credit agreement ("Credit Agreement") with a bank. On October 21, 1997, PharmChem amended the Credit Agreement to extend the maturity date of the revolver to December 5, 1997, increase borrowings under the revolver to 85% of qualified account receivables and set interest to the bank reference rate plus 2.0% (10.25% at September 30, 1997). Further, the Company obtained waivers for noncompliance with several financial covenants at September 30, 1997. PharmChem previously amended its revolver and term loan credit agreement with a bank with respect to certain financial covenants in February and March 1997.

        The Company reached a tentative agreement to secure a new revolving credit line to replace its existing facility. The new agreement will provide an increased line of credit and, subject to certain conditions, is expected to close in late November.

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

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                       Three Months Ended September 30,             Nine Months Ended September 30,
                                  ------------------------------------------   ------------------------------------------
                                    1997        1996        1997       1996      1997        1996        1997       1996
                                  --------     -------      -----      -----   --------     -------      -----      -----
                                                         (As a % of net sales)                         (As a % of net sales)
NET SALES:
  Public and private employers    $  4,324     $ 5,033       43.1%      47.3%  $ 12,686     $14,538       43.6%      46.5%
  Criminal justice agencies          3,645       4,315       36.3       40.6     11,108      12,459       38.2       39.8
  Drug rehabilitation programs         340         413        3.4        3.9      1,089       1,465        3.7        4.7
  Domestic product sales               681          48        6.8        0.5      1,099         209        3.8        0.7
  Medscreen                          1,047         822       10.4        7.7      3,116       2,598       10.7        8.3
                                  --------     -------      -----      -----   --------     -------      -----      -----
      Total net sales               10,037      10,631      100.0      100.0     29,098      31,269      100.0      100.0

COST OF SALES                        8,402       8,006       83.7       75.3     23,572      23,872       81.0       76.3
                                  --------     -------      -----      -----   --------     -------      -----      -----

GROSS PROFIT                         1,635       2,625       16.3       24.7      5,526       7,397       19.0       23.7
                                  --------     -------      -----      -----   --------     -------      -----      -----

OPERATING EXPENSES:
  Selling, general and
    administrative                   2,142       2,030       21.3       19.1      6,234       5,709       21.4       18.3
  Research and development              10         284        0.1        2.7        177       1,198        0.6        3.8
  Amortization of goodwill              47          54        0.5        0.5        139         146        0.5        0.5
                                  --------     -------      -----      -----   --------     -------      -----      -----
      Total operating expenses       2,199       2,368       21.9       22.3      6,550       7,053       22.5       22.6
                                  --------     -------      -----      -----   --------     -------      -----      -----

INCOME (LOSS) FROM OPERATIONS         (564)        257       (5.6)       2.4     (1,024)        344       (3.5)       1.1
                                  --------     -------      -----      -----   --------     -------      -----      -----

OTHER EXPENSE, net                      98         102        1.0        1.0        283         285        1.0        0.9
                                  --------     -------      -----      -----   --------     -------      -----      -----

NET INCOME (LOSS)                 $   (662)    $   155       (6.6)%      1.4%  $ (1,307)    $    59       (4.5)%      0.2%
                                  ========     =======      =====      =====   ========     =======      =====      =====

        Net sales for the three months ended September 30, 1997 decreased $594,000 (5.6%) to $10,037,000 in 1997 from $10,631,000 in 1996. Medscreen, the
Company's U.K. operation, reported an increase of $225,000 (27.4%), which was more than offset by a decrease in domestic urinalysis revenues of $1,452,000 (14.9%) principally from criminal justice agencies. The Company's domestic specimen volume decreased 141,000 (17.8%) units from comparable 1996 levels. This decrease in volume is principally attributed to prior year's sales to the U.S. Army and lower criminal justice revenues. Average domestic specimen pricing increased approximately 4.2%. Product sales of PharmScreen(TM) and PharmChek(R) increased $633,000 over the prior year.

        Net sales for the nine months ended September 30, 1997 decreased $2,171,000 (6.9%) to $29,098,000 in 1997 from $31,269,000 in 1996. Medscreen reported an increase of $518,000 (19.9%), which was more than offset by a decrease in domestic urinalysis revenues of $3,579,000 (12.6%) principally from criminal justice agencies and the U.S. Army. The Company's domestic specimen volume decreased 16.9% from comparable 1996 levels. The volume reduction reflects the August 1996 loss of the U.S. Army contract and continued lower urinalysis revenues from criminal justice agencies. Average domestic specimen pricing increased approximately 5.0%. Product sales of PharmScreenTM and PharmChek(R) increased $890,000 over the prior year, reflecting the successful August 1996 launch of PharmScreen(TM).

        Cost of sales for the three months ended September 30, 1997 increased $396,000 (4.9%) to $8,402,000 in 1997 from $8,006,000 in 1996. Cost of sales as a percentage of net sales increased to 83.7% in 1997 from 75.3% in 1996. Gross profit as a percentage of net sales decreased to 16.3% in 1997 from 24.7% in 1996.

        Cost of sales for the nine months ended September 30, 1997 decreased $300,000 (1.3%) to $23,572,000 in 1997 from $23,872,000 in 1996, and cost of sales as a percentage of net sales increased to 81.0% in 1997 from 76.3% in 1996. Gross profit as a percentage of net sales decreased to 19.0% in 1997 from 23.7% in 1996. The deterioration in the gross profit margin in 1997 reflects the continued underabsorption of fixed costs resulting from lower domestic specimen volume.

        Selling, general and administrative (SG&A) expenses for the three months ended September 30, 1997 increased $112,000 (5.5%) to $2,142,000 in 1997 from
$2,030,000 in 1996. SG&A expenses as a percentage of net sales increased to 21.3% in 1997 from 19.1% in 1996.

        SG&A expenses for the nine months ended September 30, 1997 increased $525,000 (9.2%) to $6,234,000 in 1997 from $5,709,000 in 1996. SG&A expenses as a percentage of net sales increased to 21.4% in 1997 from 18.3% in 1996. These increases reflect the Company's continued investment in the sales, marketing, information systems and administrative infrastructure.

        Research and Development (R&D) costs for the three months ended September 30, 1997 decreased $272,000 (96.5%) to $10,000 in 1997 from $282,000 in 1996. R&D costs as a percentage of net sales decreased to 0.1% in 1997 from 2.7% in 1996.

        R&D costs for the nine months ended September 30, 1997 decreased $1,021,000 (85.2%) to $177,000 in 1997 from $1,198,000 in 1996. R&D costs as a percentage of net sales decreased to 0.6% in 1997 from 3.8% in 1996. These expenses include the cost associated with the development and commercialization of new laboratory methods and other drug testing systems. The decreases from the prior year are due primarily to significant expenditures in the prior year for PharmChek(R).

        Loss from operations for the three months ended September 30, 1997 was $564,000 compared to income of $257,000 in 1996. Loss from operations for the nine months ended September 30, 1997 was $1,024,000 compared to income from operations of $344,000 in 1996.

        Net loss for the three months ended September 30, 1997 was $662,000 or $0.12 per share in 1997 compared to net income of $155,000 or $0.03 per share in 1996. Net loss for the nine months ended September 30, 1997 was $1,307,000 or $0.23 per share in 1997 compared to net income of $59,000 or $0.01 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations during the nine months ended September 30, 1997 and 1996 provided cash of approximately $137,000 and $2,603,000, respectively. The deterioration in cash flow from operations between 1997 and 1996 principally reflects the increased net loss and higher inventory levels. As of September 30, 1997, the Company had $490,000 in cash and cash equivalents. During 1997, the Company used approximately $1,932,000 in cash to acquire property and equipment, principally for information systems.

        The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 75% of qualified account receivables through September 1997. As of September 30, 1997, approximately $3,988,000 and $111,000 were outstanding under the $5,000,000 revolver and term loan, respectively. Year-to-date net borrowings on the revolver and long-term debt were approximately $1,949,000 as of September 30, 1997. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. In February and May 1997, PharmChem amended its Credit Agreement with respect to certain financial covenants.

        On October 21, 1997, PharmChem amended its Credit Agreement to extend the maturity date of the revolver to December 5, 1997, increase borrowings under the revolver to 85% of qualified account receivables and set interest to the bank reference rate plus 2.0% (10.25% at September 30, 1997). Further, the Company obtained waivers for noncompliance with several financial covenants at September 30, 1997.

        The Company reached a tentative agreement to secure a new revolving credit line to replace its existing facility. The new agreement will provide an increased line of credit and, subject to certain conditions, is expected to close in late November.

        The Company anticipates that existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through 1997.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company expects basic and diluted EPS will not be materially different from primary EPS as presented in the accompanying condensed consolidated financial statements.

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

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               10.35    1997 Equity Incentive Plan.

               10.36 Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity Incentive Plan.

               10.37 Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

        (b)    Exhibit 27 - Financial Data Schedule

        (c)    Reports on Form 8-K:

               None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PharmChem Laboratories, Inc.
                                    (Registrant)


Date:  November 12, 1997            By: /s/ David A. Lattanzio
                                        ----------------------------------------
                                    David A. Lattanzio
                                    Chief Financial Officer and Vice President,
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number              Description
------              -----------
 10.35              1997 Equity Incentive Plan.

 10.36              Form of Stock Option Agreement (Nonstatutory Stock
                    Option) in connection with the 1997 Equity Incentive Plan.

 10.37 Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

 Exhibit 27 -       Financial Data Schedule
