Form 10-K
period 1997-12-31
PHARMCHEM LABORATORIES INC
filed 1998-03-27
CIK 876645

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-19371

                          PHARMCHEM LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                       7-0187280
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              1505-A O'BRIEN DRIVE                                    94025
             MENLO PARK, CALIFORNIA                                 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 328-6200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                  Common Stock                                Nasdaq National Market

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of $2 9/16 as reported on the Nasdaq/NMS on January 30, 1998) was approximately $14,736,000. Shares of voting stock held by each executive officer and director and by each holder of 5% or more of the outstanding voting stock have been treated as shares held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of January 30, 1998 was 5,750,499.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the PharmChem Laboratories, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission on or before April 30, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report.

================================================================================

                          PHARMCHEM LABORATORIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                            PAGE
                                                                            ----
                                    PART I.
Item  1.    Business....................................................      1
Item  2.    Properties..................................................      6
Item  3.    Legal Proceedings...........................................      6
Item  4.    Submission of Matters to a Vote of Security Holders.........      7

                                    PART II
Item  5.    Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................      8
Item  6.    Selected Consolidated Financial Data........................      9
Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
Item  8.    Financial Statements and Supplementary Data.................     14
Item  9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     32

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     33
Item 11.    Executive Compensation......................................     33
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     33
Item 13.    Certain Relationships and Related Transactions..............     33

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     33
Signatures..............................................................     37

                                     PART I

ITEM 1. BUSINESS

     Unless the context indicates otherwise, all references herein to "PharmChem" or the "Company" include PharmChem Laboratories, Inc. and its wholly-owned subsidiary, Medscreen Limited ("Medscreen").

GENERAL

     PharmChem Laboratories, Inc. is a leading independent laboratory providing integrated drug testing services to corporate and governmental customers seeking to detect and deter the use of illegal drugs and alcohol. PharmChem is certified by the Substance Abuse and Mental Health Service Administration (SAMHSA) of the U.S. Department of Health and Human Services, the College of American Pathologists (CAP) and a number of states to conduct drug testing using forensic procedures. The Company also has "deemed status" under the Clinical Laboratory Improvement Amendments (CLIA) as a result of its CAP certification. The forensic procedures provide accurate and reliable test results and a chain of custody for each specimen from its collection to the reporting of its test result. PharmChem tests for a number of drugs of abuse, including cocaine, methamphetamine, heroin, phencyclidine (PCP), marijuana (THC) and alcohol, primarily by urinalysis but also with the PharmChek(R) Drugs of Abuse Patch (for testing with sweat). PharmChem also offers PharmScreen(TM) on-site screening devices and a comprehensive set of services that are customized to assist customers in implementing cost-effective drug testing programs.

     PharmChem was incorporated in California in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation, which was founded in 1971. In 1991, the Company completed its initial public offering. In 1992, PharmChem expanded its operations through the acquisitions of London-based Medscreen (a certified laboratory providing international drug testing services) and of a certified laboratory in Fort Worth, Texas. The Company's customers include private and public employers, criminal justice agencies and drug treatment programs, primarily in the United States and the United Kingdom.

INDUSTRY BACKGROUND

     Historically, the drug testing market has been served by national clinical laboratory chains, independent national drug testing laboratories, such as PharmChem, and numerous regional and local laboratories. Thousands of general clinical laboratories nationwide can conduct forensic and non-forensic drug testing, and are increasingly bidding on local contracts. Over the past several years, however, many corporate and governmental organizations are requiring drug testing laboratories to be certified to conduct forensic drug tests and to offer integrated cost-effective testing services. Also, many large organizations, particularly those in the public sector, use a competitive bidding procedure to select their drug testing laboratories. The bidding process for these competitive contracts is often limited to qualified bidders and certified drug testing laboratories, which can demonstrate the ability to meet the service and volume levels specified by the customer.

DRUG TESTING OPERATIONS

     The essential elements of forensic drug testing are a secure chain of custody for each specimen from its collection to the reporting of its test result and accurate and reliable testing in which a second independent test is performed to confirm each positive test result. PharmChem carefully controls each step of the testing process with detailed written procedures and using the specific forensic testing methods required for legal defensibility of results. The Company performs the largest portion of its testing at its laboratory in Menlo Park, California, which operates six days per week, 24 hours a day. The Company also provides complete testing services at its Texas Division in Fort Worth and its London-based subsidiary, Medscreen. The steps in the Company's forensic drug testing process by urinalysis are as follows:

     Specimen Collection and Transportation. Forensic drug testing begins with specimen collection conducted under carefully controlled conditions. Once a donor has provided a specimen, it is assigned a unique specimen identification number. Information pertinent to the specimen is then recorded on a chain of custody form numbered to match the specimen bottle. Specimens, together with chain of custody forms, are delivered to the Company by courier or U.S. mail.

     Receiving and Accessioning. PharmChem receives specimens in its restricted accessioning rooms, where they are inspected for tampering and checked for proper chain of custody documentation. Specimens are identified and tracked using unique bar-coded laboratory accessioning numbers.

     Screening. Each specimen submitted to PharmChem is screened for the presence of the drugs specified by the customer. The Company performs in excess of 1,300,000 screening tests on more than 220,000 specimens per month to determine the presence of drugs. The screening methods used by the Company include enzyme immunoassay, radioimmunoassay (RIA) and thin layer chromatography
(TLC).

     Confirmation Testing. Results of specimens that screen negative are reported to the customer. Specimens that screen positive are confirmed by testing a separate aliquot using a different and independent technology from that used for the initial screening. Confirmation technologies employed by PharmChem include gas chromatography/mass spectrometry (GC/MS) and gas chromatography (GC). GC/MS confirmation is required for federally-regulated drug testing and most other workplace drug testing and its use has been cited with approval in numerous legal proceedings.

     Quality Assurance/Quality Control (QA/QC). PharmChem carefully monitors the accuracy and reliability of its test results by internal and external QA/QC programs. The Company's staff evaluates laboratory performance with open and blind quality control samples. In addition, the Company is subject to frequent proficiency testing by various certifying bodies, which send their own open and blind samples to the laboratory. Further, the Company is subject to frequent inspections by certifying agencies.

     Data Review. Each test result undergoes several independent levels of review before being reported by a certifying scientist.

     Reporting of Results. PharmChem transmits most of its test results electronically using various secure communication networks and through automated voice reporting systems. Upon release by a certifying scientist, each test result is made available by the Company's information systems to the customer's computer, secure facsimile machine or by telephonic inquiry. The Company routinely reports results for specimens that screen negative within 24 hours of receipt in the laboratory and within 48 hours for specimens that require confirmation.

CUSTOMER SERVICES AND TECHNICAL SUPPORT

     PharmChem provides a variety of drug testing services which are customized to each customer's specific needs. The Company employs a customer service and technical support staff specializing in one or more of the following areas of service.

     Specimen Collection. PharmChem manages specimen collection services for a number of its customers. The Company maintains a list of more than 5,000 clinics and other organizations throughout the country that offer specimen collection services that comply with forensic drug-testing procedures. PharmChem's customer service staff identifies collectors conveniently located to customer sites, prepares customized specimen collection procedures, conducts training of collection personnel and monitors their performance. In 1997, PharmChem managed more than 500,000 collections in the U.S., while Medscreen managed approximately 25,000 collections throughout the UK and at over 150 shipping ports throughout the world.

     Transportation. Most specimens are transported to PharmChem by overnight or same-day courier, or by U.S. mail. The Company offers special specimen transportation services for selected areas throughout the country, which provide for pickup of specimens before the close of each business day.

     Technical Consultation. The technical specialists on PharmChem's staff are experienced in drug metabolism and other technical aspects of drug testing. These specialists respond to requests from customers to interpret test results. In addition, the Company is often called upon to assemble the complete chain of custody and testing data package for specimen results that have been challenged and to provide expert witness testimony in legal proceedings. The technical consultation group also provides comprehensive in-service training for customers on topics such as substance abuse trends, toxicology and drug pharmacology, breath alcohol testing and technical information on the Company's testing procedures.

     Program Analysis. PharmChem collects and analyzes data on test results in order to provide comprehensive monthly statistical reports to meet customers' regulatory requirements and to assist with drug program management.

RESEARCH AND DEVELOPMENT

     PharmChem's most experienced scientists and technicians perform research and development activities. The Company's research and development efforts continually focus upon improving laboratory procedures and processes. The Company believes it has engineered a number of efficiencies to improve the accuracy and reliability of its drug tests.

PHARMSCREEN(TM) ON-SITE SCREENING DEVICE

     In recent years there has been a growing trend toward the use of on-site screening for drugs of abuse by a number of agencies, including some of the Company's customers. On-site screening relies upon portable diagnostic devices that may be used at the point of specimen collection to identify drugs of abuse in urine specimens. This technology is advantageous in that it provides virtually immediate test results at a lower cost than a laboratory-based testing program.

     The Company now offers an expanded line of on-site screening devices to supplement the laboratory-based testing services it has traditionally offered. In 1996, PharmChem acquired exclusive marketing rights in non-clinical markets for PharmScreen(TM), a portable, hand-held device used for on-site screening of drugs of abuse. In 1996, the U.S. Food and Drug Administration (FDA) cleared PharmScreen(TM) for detecting the use of cocaine, opiates (including heroin), amphetamines and methamphetamine. In 1997, the FDA cleared PharmScreen(TM) for detecting PCP, benzodiazepines, barbiturates and methadone. PharmScreen(TM) is available in single, dual, four and five test configurations and is currently being used by certain government agencies, including the Michigan Department of Corrections (Michigan DOC) and the Administrative Office of the United States Courts (Federal Probation). PharmScreen(TM) provides only a preliminary analytical result, and a more specific alternative chemical method, such as GC/MS, is necessary to obtain a confirmed analytical result. To date, sales of PharmScreen(TM) by the Company have not been material and there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future.

PHARMCHEK(R) DRUGS OF ABUSE PATCH

     Since 1992, the Company has been investing in and developing PharmChek(R), a system that uses sweat to detect the use of illegal drugs. PharmChek(R) may offer several advantages over other drug detection systems currently available. It does not require the handling of urine or blood, which may be objectionable to some people. The use of sweat as a testing medium may lengthen the drug use detection period and decrease testing costs by reducing the need for specialized specimen collection facilities and staff.

     Recent state and federal court cases in California and Nevada have affirmed the validity of PharmChek(R) for detecting the use of illegal drugs. In 1995, the FDA cleared PharmChek(R) for detecting the use of cocaine, opiates (including heroin), and amphetamines (including methamphetamine) and, in 1996, clearance was obtained for detecting the use of phencyclidine (PCP) and marijuana (THC). The Company previously conducted pilot programs using PharmChek(R) with the Michigan DOC and the Federal Probation. Although certain issues had arisen with respect to the adhesive qualities of the product, the Company believes these issues have been resolved.

     The Company has incurred significant costs in connection with the commercialization of PharmChek(R) and expects to continue to do so in the future. To date, sales of PharmChek(R) by the Company have not been material and there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CUSTOMERS

     PharmChem provides integrated drug testing services to three primary customer groups:

          Public and Private Employers. Public and private employers use drug testing as part of their hiring decisions in order to increase safety and reduce costs associated with drug abuse in the workplace. In addition, an increasing number of public and private employers test employees in certain positions on a periodic or random basis and test other employees upon reasonable suspicion of drug use. Sales to public and private employers accounted for 45%, 50% and 49% of the Company's total net sales in 1997, 1996 and 1995, respectively. Sales to Sears, Roebuck and Co. accounted for approximately 10% of the Company's total net sales in 1997, 1996 and 1995.

          Criminal Justice Agencies. Criminal justice agencies use drug testing results in criminal proceedings and to assist with making parole, drug treatment and probation decisions. In addition, these agencies use drug testing to monitor drug treatment of individuals under supervision and to track drug use trends within the United States. Sales to criminal justice agencies accounted for 41%, 37%, and 34% of the Company's total net sales in 1997, 1996 and 1995, respectively. Sales to Federal Probation accounted for approximately 17%, 19% and 17% of the Company's total net sales in 1997, 1996 and 1995, respectively.

          Drug Treatment Programs. Drug treatment programs use drug testing to monitor the treatment and rehabilitation of drug users in their care. Sales to drug treatment programs accounted for less than 6% of the Company's total net sales in 1997, 1996 and 1995.

          Medscreen. This London-based subsidiary accounted for 11%, 8%, and 11% of the Company's total net sales in 1997, 1996 and 1995, respectively. Medscreen's primary customers operate in the maritime, oil and transportation industries. During 1997, Medscreen sales were generated 55% in the UK and 45% in various other countries in Europe, Asia and South America.

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

     The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, negative cash flows and losses. PharmChem's contracts generally provide for no minimum amounts or payments, and allow termination at the customer's discretion on short notice with little or no penalty. In particular, many contracts with governmental agencies, including criminal justice agencies, provide for termination for convenience. Although the Company's experience has been that its customers generally do not exercise these early termination rights, there can be no assurance that this will continue in the future. For some customers, the Company performs drug testing services under a standard service contract. With other customers, the Company has no formal contract. In these cases, the Company typically accepts and tests specimens for an agreed upon price which is generally renegotiated every twelve months. Backlog is not a significant statistic for the Company.

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

CERTIFICATION AND GOVERNMENT REGULATION

     Laboratories which compete in the forensic drug testing market generally must be certified by SAMHSA. In addition, some state and local jurisdictions require their own certification for testing of specimens involving their residents. Such state and local certifications are essential to the Company's business in each such respective jurisdiction. The Company's laboratory is currently certified by SAMHSA, CAP, certain state and local jurisdictions and has received "deemed status" under CLIA as a result of its CAP certification. The Company believes it is certified in all jurisdictions in which it operates.

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

EMPLOYEES

     As of December 31, 1997, the Company had approximately 300 full-time employees. PharmChem's employees are not represented by labor organizations. The Company considers relations with its employees to be good.

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

YEAR 2000 ISSUES

     The Company is subject to various risks associated with the year 2000 impact on information systems. External risk factors are principally related to the ability of the Company's customers and suppliers to address year 2000 issues that may adversely impact the Company's operations if not corrected. The Company has performed a preliminary assessment of the year 2000 impact on internal information systems. The assessment identified year 2000 issues with respect to the Company's laboratory information system which may require either an investment in programming changes because of the existence of a legacy flat file system or in the replacement of the existing system. The Company is presently in the process of compiling a more comprehensive assessment of the year 2000 issues, evaluating enhanced capabilities of new laboratory information systems offering a more current technological architecture and related costs. The Company expects to arrive at a decision on the laboratory information system in mid-1998.

ITEM 2. PROPERTIES

         LOCATION                     USE            SQUARE FOOTAGE      REMAINING LEASE TERM
         --------                     ---            --------------      --------------------
   1505-A O'Brien Drive        World Headquarters        35,719                 3 years
   Menlo Park, CA 94025          and Laboratory

    1275 Hamilton Court       Distribution Center        11,925                 1 year
   Menlo Park, CA 94025

     7606 Pebble Drive         Texas Division and        15,000          3 years with a 5 year
   Fort Worth, TX 76118            Laboratory                                   option

      1A Harbour Quay              Medscreen             13,350         5 years with a 10 year
    100 Preston's Road          Headquarters and                                option
      London, E14 9QZ              Laboratory
          England

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                        EXECUTIVE OFFICERS OF PHARMCHEM

               NAME                 AGE            POSITION WITH THE COMPANY
               ----                 ---            -------------------------
                                    53     President, Chief Executive Officer and
Joseph W. Halligan                         Director
                                    55     Vice President, Finance and
David A. Lattanzio                         Administration,
                                           Chief Financial Officer and Secretary
Edward V. Collom (1)                51     Vice President, Business Development
                                    44     Vice President, Laboratory Technical
Robert S. Fogerson, Jr.(2)                 Director
Neil A. Fortner                     43     Vice President, Laboratory Operations
Elizabeth M. Lison                  40     Vice President, Customer Service
Joseph L. Kurta                     46     Vice President, Sales and Marketing

---------------
(1) Effective December 31, 1997, Edward V. Collom resigned.

(2) Effective January 18, 1998, Robert S. Fogerson, Jr. resigned.

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

     Mr. Lattanzio has been Vice President, Finance and Administration, and Chief Financial Officer since April 1996 and Secretary since January 1997. He is responsible for all business aspects of the Company's operations, including accounting, corporate finance, treasury, logistics, human resources and risk management. From 1995 to March 1996, Mr. Lattanzio performed private consulting for several companies, including the Company. He served as Vice President, Finance and Chief Financial Officer of Mission Foods from 1991 to 1995. Mr. Lattanzio holds a B.B.A. in Accounting from the University of Notre Dame. He is a certified public accountant and a member of the Employment Training Panel, State of California.

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

     Ms. Lison has been Vice President, Customer Service, since March 1997. Ms. Lison joined the Company's Medscreen subsidiary in 1993, where she held various management positions in sales and customer service. In June 1996, she relocated to the Corporate office to serve as Director, Customer Service. From 1979 to 1993, Ms. Lison worked in various aspects of the design and delivery of workplace drug testing programs for companies based in the UK. Ms. Lison holds a
B. Tech (Hons) in Medical Science from the University of Bradford, UK.

     Mr. Kurta has been Vice President, Sales and Marketing since joining the Company in March 1998. Mr. Kurta is responsible for sales, marketing and the commercial development of the Company's laboratory services and the PharmScreen(TM) and PharmChek(R) product lines. Prior to joining the Company, Mr. Kurta served as Director of Business Development and Director of Sales and Marketing for the Unilab Corporation and served in various capacities at Damon Laboratories and Corning/Metpath Laboratories. From 1979 to 1986, Mr. Kurta owned and operated Spectrum Helicopters, Inc., Copter Quik Delivery Systems and Geriatric HealthCare Group. Mr. Kurta holds B.A. and M.S. degrees from Alfred University in New York.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol PCHM.

STOCK PRICES

     The following table summarizes the high and low closing bid prices for the Company's Common Stock by quarter for years 1997 and 1996, as reported by the Automated Quotation System of the National Association of Securities Dealers (Nasdaq). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

      CALENDAR                     CALENDAR
       QUARTER         HIGH  LOW   QUARTER   HIGH  LOW
---------------------  ----  ----  --------  ----  ----
Q1  1997               $5 5/16 $3 7/8 Q1  1996 $5  $3 1/2
Q2  1997                4 3/  3 1/ Q2  1996  4      2 7/
Q3  1997                4 1/  2 5/ Q3  1996   3 7/ 3
Q4  1997                3 1/ 2     Q4  1996   5 3/  3 3/

     As of March 1, 1998, there were approximately 170 holders of record of PharmChem's Common Stock. A large number of shares were held in nominee name. Based upon information furnished by the Company's proxy solicitor, Skinner & Co., the Company believes it had approximately 1,500 shareholders as of the same date.

DIVIDENDS

     PharmChem has never paid cash dividends on its Common Stock. The Company plans to retain all earnings to further the operation and expansion of its business and therefore does not expect to pay dividends in the foreseeable future. The Company's current revolving credit agreement prohibits the declaration or payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Net sales..................................  $39,233   $41,255   $39,111   $33,640   $29,032
  Cost of sales..............................   31,311    31,757    29,771    25,777    22,110
                                               -------   -------   -------   -------   -------
          Gross profit.......................    7,922     9,498     9,340     7,863     6,922
                                               -------   -------   -------   -------   -------
  Selling, general and administrative
     expenses................................    8,053     7,234     6,966     6,213     5,927
  Marketing rights and research costs........      181     1,455     1,039       854     1,002
  Amortization of goodwill...................      185       185       247       246       287
  Provision for doubtful accounts............      350       206       575        72        90
  Restructuring and unusual charges(1).......       --        --     8,775        --     3,502
                                               -------   -------   -------   -------   -------
          Total operating expenses...........    8,769     9,080    17,602     7,385    10,808
                                               -------   -------   -------   -------   -------
          Income (loss) from operations......     (847)      418    (8,262)      478    (3,886)
  Other expense, net.........................     (389)     (372)     (368)     (279)     (311)
                                               -------   -------   -------   -------   -------
          Income (loss) before income
            taxes............................   (1,236)       46    (8,630)      199    (4,197)
  Provision for (benefit from) income
     taxes...................................       34        --    (1,819)      148      (340)
                                               -------   -------   -------   -------   -------
          Net income (loss)..................  $(1,270)  $    46   $(6,811)  $    51   $(3,857)
                                               =======   =======   =======   =======   =======
  Basic earnings (loss) per share............  $ (0.22)  $  0.01   $ (1.23)  $  0.01   $ (0.70)
                                               =======   =======   =======   =======   =======
  Diluted earnings (loss) per share..........  $ (0.22)  $  0.01   $ (1.23)  $  0.01   $ (0.70)
                                               =======   =======   =======   =======   =======
  Basic weighted average shares
     outstanding.............................    5,734     5,622     5,542     5,510     5,507
                                               =======   =======   =======   =======   =======
  Diluted weighted average shares
     outstanding.............................    5,734     5,710     5,542     5,560     5,507
                                               =======   =======   =======   =======   =======
  Cash dividends per share...................       --        --        --        --        --
                                               =======   =======   =======   =======   =======
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficiency)...............  $(1,079)  $ 1,707   $ 4,283   $ 4,243   $ 3,979
  Total assets...............................   22,096    21,468    22,183    28,306    29,049
  Long-term debt, net of current portion.....      696     1,205     3,401     1,972     1,690
  Shareholders' equity.......................   10,129    11,287    11,029    17,767    17,716

---------------
(1) As more fully discussed in Note 8 to the Consolidated Financial Statements, in 1995, the Company recorded a provision for restructuring and unusual charges of $8.8 million related to the marketing rights and development of PharmChek(R), computer and peripheral equipment, Medscreen goodwill and other unusual charges. The 1993 charges principally reflect a $2.4 million write-down of Medscreen goodwill and other unusual charges.

     Selected quarterly financial data is included in Note 11 to the Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     1997 Compared to 1996. Net sales decreased 4.9% to $39,233,000 in 1997 from $41,255,000 in 1996. This decrease is attributed to urinalysis sales decreases of 13% to criminal justice agencies and the August 1996 awarding of the US Army contract to another laboratory, which more than offset sales increases of 23% at Medscreen and higher PharmScreen(TM) and PharmChek(R) product sales. The Company's total urinalysis volume decreased 15% to 2,681,000 specimens from 1996 levels. Net sales for the 1997 fourth quarter of $10,135,000 increased slightly from the prior year, reflecting higher product sales and Medscreen sales partially offset by lower criminal justice sales.

     Cost of sales for the year decreased 1.4% to $31,311,000 in 1997 from $31,757,000 in 1996. The decrease was due primarily to decreased specimen volume. Cost of sales as a percentage of net sales increased to 79.8% in 1997 from 77.0% in 1996. Gross profit as a percentage of net sales decreased to 20.2% in 1997 from 23.0% in 1996. Cost of sales for the 1997 fourth quarter of $7,739,000 decreased slightly from the prior year due to decreased specimen volume partially offset by higher product cost of sales.

     Selling, general and administrative (SG&A) expenses for the year increased 11.3% to $8,053,000 in 1997 from $7,234,000 in 1996. The percent of SG&A expenses to net sales increased to 20.5% in 1997 from 17.5% in 1996. SG&A expenses for the 1997 fourth quarter increased 19% to $1,819,000. These increases reflect the Company's continued rebuilding of the sales, marketing, information systems and administrative infrastructure.

     Marketing rights and research costs for the year decreased to $181,000 in 1997 from $1,455,000 in 1996. Marketing rights and research costs for the 1997 fourth quarter decreased substantially from 1996. These 1997 expenses include the costs associated with the development and commercialization of new laboratory methods and other drug testing systems. The decreases were due to significant expenses in 1996 associated with the commercialization of PharmChek(R). For the year, the percent of marketing rights and research costs to net sales decreased to 0.5% in 1997 from 3.5% in 1996.

     Loss from operations for the year was $847,000 in 1997 compared to income from operations of $418,000 in 1996. Other expense, which includes interest expense and interest income, increased slightly to $389,000 in 1997 from $372,000 in 1996. The Company recorded a provision for deferred income taxes of $34,000 in the 1997 fourth quarter related to the operations of Medscreen. The Company had no provision for income taxes in 1996.

     Net loss for the year was $1,270,000 in 1997 compared to net income of $46,000 in 1996. The Company reported net income of $37,000 in the 1997 fourth quarter compared to a net loss of $13,000 in 1996.

     1996 Compared to 1995. Net sales increased 5.5% to $41,255,000 in 1996 from $39,111,000 in 1995. This increase is attributed to sales increases of 7% to public and private employers and 17% to criminal and justice agencies, which more than offset sales decreases of 23% to drug treatment programs and 22% at Medscreen. Medscreen's sales decrease was primarily due to the 1995 loss of its largest customer and certain one-time equipment sales, which more than offset new business acquired in 1996. The Company's total urinalysis volume increased 6% to 3,141,000 specimens from 1995 levels.

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

     Selling, general and administrative (SG&A) expenses increased 3.8% to $7,234,000 in 1996 from $6,966,000 in 1995. This increase reflects the Company's continued rebuilding of the sales, marketing, information systems and administrative infrastructure. The percent of SG&A expenses to net sales was unchanged at 18% for both years.

     Marketing rights and research costs increased 40.0% to $1,455,000 in 1996 from $1,039,000 in 1995. These expenses include the cost associated with the development and commercialization of new laboratory methods and other drug testing systems. This increase was due primarily to the expensing in 1996 of certain costs related to the commercialization of PharmChek(R) and PharmScreen(TM). Such expenses as a percentage of net sales increased to 3.5% in 1996 from 2.7% in 1995.

     Income from operations increased to $418,000 in 1996 from a loss of $8,262,000 in 1995. The increase is primarily related to restructuring and unusual charges in the fourth quarter of 1995 (refer to Note 8 to the Consolidated Financial Statements). Other expense, net, which includes interest expense and interest income, increased slightly to $372,000 in 1996 from $368,000 in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the years ended December 31, 1997, 1996 and 1995 provided cash of approximately $1,330,000, $2,758,000 and $4,626,000, respectively. The decrease in cash flow from operations between 1997 and 1996 reflects the 1997 loss reported by the Company. The decrease in cash flow from operations between 1996 and 1995 reflects the non-cash restructuring and unusual charges recorded in 1995.

     As of December 31, 1997 and 1996, PharmChem had $372,000 and $240,000 in cash or cash equivalents, respectively. During 1997, the Company had net borrowings on the revolving line of credit of $3,079,000 which were used to acquire $2,798,000 of property and equipment and to reduce term debt and capital lease obligations by $1,339,000. During 1996, the Company used approximately $2,731,000 in cash to acquire property and equipment and approximately $2,295,000 in cash to reduce short and long term debt.

     On December 5, 1997, PharmChem entered into a new revolving credit agreement ("Credit Agreement") whereby the maximum line of credit was increased to $6,000,000. The Credit Agreement permits borrowings of 85% of qualified accounts receivable, bears interest at the bank reference rate plus 1.0% (9.5% at December 31, 1997) and is secured by a lien on all assets of the Company. The mark-up of 1.0% over the reference rate can, under certain conditions, be reduced to 0.5%. At December 31, 1997, the maximum that could be borrowed under the Credit Agreement was $5,007,000. The Credit Agreement contains certain financial covenants, which among others, require the Company to maintain certain levels of working capital, liabilities and net worth and restricts the payment of dividends. Proceeds from the Credit Agreement were used to repay the revolver balance outstanding under the Company's previous credit agreement which was amended several times during 1997 and, most recently, on October 18, 1997. At that time, the revolver maturity date was extended from November 17, 1997 to December 5, 1997, the interest rate was increased to the bank reference rate plus 2.0% and more flexible financial covenants were established.

     The Company anticipates that existing cash balances, amounts available under the Credit Agreement and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures through 1998.

FACTORS AFFECTING OPERATING RESULTS

     PharmChem is subject to a number of risks which could affect operating results and liquidity, which risks include, among others, the following:

     Competition and Customer Contracts. The drug testing industry in which PharmChem competes is often characterized by competitive bidding which results in the award of contracts based on technical superiority, customer service and price. The Company competes for customer contracts against firms that may have greater financial, marketing, laboratory and related resources. The market for drug testing services became increasingly competitive in the 1990's, and continues to be competitive. A majority of the Company's sales arise out of competitively bid contracts. The Company has in the past failed to renew significant contracts, including the 1996 awarding of the US Army contract to another laboratory which represented 4% and 7% of the Company's total sales in 1996 and 1995, respectively. While many of the Company's contracts have multi-year terms, most contracts are subject to discretionary termination on short notice by the Company's customers. In addition, relatively few of the Company's contracts call for minimum contract amounts or payments. Although the Company's historical experience has been that customers generally use its services for the entire length of the contract term, early termination of a substantial contract, if not replaced by comparable contracts, could have a material adverse effect on the Company.

     PharmChek(R) Drugs of Abuse Patch. Since 1992, the Company has been investing in and developing PharmChek(R), a system which uses sweat to detect the use of illegal drugs. The process of bringing PharmChek(R) to market has been subject to technical and regulatory delays and there is no assurance that there will not be similar delays in the future. To date, sales of PharmChek(R) have not been material and there is no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future. While the company that developed PharmChek(R)has obtained patents relating to its technology, there is no assurance as to the validity of such patents, that the products marketed by the Company will be covered by such patents, or that competitors will not infringe upon such patents or successfully design similar or competing products that do not infringe upon such patents. The Company has incurred significant costs in connection with the commercialization of PharmChek(R) and expects to continue to do so in the future. The Company's cumulative investment in PharmChek(R) marketing rights was approximately $1,509,000 during the past three years.

     Customer Concentration. The Company's two largest customers accounted for approximately a combined 27% and 29% of the Company's sales in 1997 and 1996, respectively. The loss of these contracts, if not replaced by comparable contracts, would result in lower sales, lower profit margins and in negative cash flows and losses. The Company has in the past failed to renew significant contracts which have had adverse effects on the Company. See "Competition and Customer Contracts" above.

     Certification. The Company is certified SAMHSA, CAP and a number of states to conduct drug testing using forensic procedures. The Company also has "deemed status" under the Clinical Laboratory Improvement Amendments as a result of its CAP certification. Certification is essential to the Company's business because some of its customers are required to use certified laboratories, and many of its customers look to certification as an indication of accuracy and reliability of results. In order to remain certified, the Company is subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements to which the Company is subject could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on the Company.

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

     Credit Availability. PharmChem maintains a revolving credit agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The credit agreement contains certain financial covenants, with which the Company anticipates that it will be able to comply with throughout 1998, although there can be no assurance that such compliance will be maintained.

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

     Year 2000 Issues. The Company is subject to various risks associated with the year 2000 impact on information systems. External risk factors are principally related to the ability of the Company's customers and suppliers to address year 2000 issues that may adversely impact the Company's operations if not corrected. The Company has performed a preliminary assessment of the year 2000 impact on internal information systems. The assessment identified year 2000 issues with respect to the Company's laboratory information system which may require either an investment in programming changes because of the existence of a legacy flat file system or in the replacement of the existing system. The Company is presently in the process of compiling a more comprehensive assessment of the year 2000 issues, evaluating enhanced capabilities of new laboratory information systems offering a more current technological architecture and related costs. The Company expects to arrive at a decision on the laboratory information system in mid-1998.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosures about segments of an enterprise and is effective for annual periods beginning after December 15, 1997. The Company expects to include the SFAS No. 131 disclosures in its consolidated financial statements for the year ended December 31, 1998.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. The Company expects to include the SFAS No. 130 disclosures in its 1998 consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index at page 33, Item 14.(a)(1).

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of PharmChem Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheet of PharmChem Laboratories, Inc. and subsidiary (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmChem Laboratories, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
February 13, 1998

         REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of PharmChem Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of PharmChem Laboratories, Inc. and subsidiary (the Company) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharmChem Laboratories, Inc. and its subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
February 13, 1997

                          PHARMCHEM LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   372    $   240
  Accounts receivable, net of allowance for doubtful
     accounts of $468 and $610, respectively................    7,608      8,168
  Inventory.................................................    1,609      1,014
  Prepaids and other current assets.........................      456      1,122
                                                              -------    -------
          TOTAL CURRENT ASSETS..............................   10,045     10,544
                                                              -------    -------
PROPERTY AND EQUIPMENT, net.................................    7,638      6,578
OTHER ASSETS................................................    1,238        986
GOODWILL, net of accumulated amortization and write-downs of
  $6,214 and $6,029, respectively...........................    3,175      3,360
                                                              -------    -------
                                                              $22,096    $21,468
                                                              =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit..................................  $ 4,081    $ 1,002
  Current portion of long-term debt.........................      503      1,333
  Accounts payable..........................................    3,322      3,238
  Accrued compensation......................................      990        998
  Accrued collectors and other liabilities..................    2,228      2,266
                                                              -------    -------
          TOTAL CURRENT LIABILITIES.........................   11,124      8,837
                                                              -------    -------
LONG TERM DEBT, net of current portion......................      696      1,205
DEFERRED RENT...............................................      147        139
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 10,000 shares authorized,
     5,750 and 5,695 shares issued and outstanding at
     December 31, 1997 and 1996, respectively...............   19,027     18,915
  Accumulated deficit.......................................   (8,898)    (7,628)
                                                              -------    -------
          TOTAL SHAREHOLDERS' EQUITY........................   10,129     11,287
                                                              -------    -------
                                                              $22,096    $21,468
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997           1996           1995
                                                              ----------     ----------     ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
NET SALES...................................................   $39,233        $41,255        $39,111
COST OF SALES...............................................    31,311         31,757         29,771
                                                               -------        -------        -------
GROSS PROFIT................................................     7,922          9,498          9,340
                                                               -------        -------        -------
OPERATING EXPENSES:
  Selling, general and administrative.......................     8,053          7,234          6,966
  Marketing rights and research costs.......................       181          1,455          1,039
  Amortization of goodwill..................................       185            185            247
  Provision for doubtful accounts...........................       350            206            575
  Restructuring and unusual charges.........................        --             --          8,775
                                                               -------        -------        -------
          Total operating expenses..........................     8,769          9,080         17,602
                                                               -------        -------        -------
INCOME (LOSS) FROM OPERATIONS...............................      (847)           418         (8,262)
                                                               -------        -------        -------
OTHER INCOME (EXPENSE):
  Interest income...........................................         8             63             93
  Interest expense..........................................      (397)          (435)          (457)
  Other.....................................................        --             --             (4)
                                                               -------        -------        -------
          Other expense, net................................      (389)          (372)          (368)
                                                               -------        -------        -------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME
  TAXES.....................................................    (1,236)            46         (8,630)
PROVISION FOR (BENEFIT FROM) INCOME TAXES...................        34             --         (1,819)
                                                               -------        -------        -------
NET INCOME (LOSS)...........................................   $(1,270)       $    46        $(6,811)
                                                               =======        =======        =======
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................   $ (0.22)       $  0.01        $ (1.23)
                                                               =======        =======        =======
  Diluted...................................................   $ (0.22)       $  0.01        $ (1.23)
                                                               =======        =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................     5,734          5,622          5,542
                                                               =======        =======        =======
  Diluted...................................................     5,734          5,710          5,542
                                                               =======        =======        =======

          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       COMMON STOCK                       TOTAL
                                                     ----------------   ACCUMULATED   SHAREHOLDERS'
                                                     SHARES   AMOUNT      DEFICIT        EQUITY
                                                     ------   -------   -----------   -------------
                                                                     (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1994.......................  5,511    $18,630     $  (863)       $17,767
  Exercise of stock options........................     76         73          --             73
  Net loss.........................................     --         --      (6,811)        (6,811)
                                                     -----    -------     -------        -------
BALANCE AT DECEMBER 31, 1995.......................  5,587     18,703      (7,674)        11,029
  Exercise of stock options........................    108        212          --            212
  Net income.......................................     --         --          46             46
                                                     -----    -------     -------        -------
BALANCE AT DECEMBER 31, 1996.......................  5,695     18,915      (7,628)        11,287
  Exercise of stock options........................     55        112          --            112
  Net loss.........................................     --         --      (1,270)        (1,270)
                                                     -----    -------     -------        -------
BALANCE AT DECEMBER 31, 1997.......................  5,750    $19,027     $(8,898)       $10,129
                                                     =====    =======     =======        =======

          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(1,270)   $    46    $(6,811)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    1,917      1,979      2,626
     Provision for doubtful accounts........................      350        206        575
     Restructuring and unusual charges, net of tax
      benefit...............................................       --         --      7,527
     Loss (gain) on dispositions and sales of equipment.....        6        (51)        --
  Change in operating assets and liabilities:
     Accounts receivable....................................      210        627     (1,091)
     Inventory..............................................     (595)       674        (15)
     Income tax refund receivable...........................      351       (351)        --
     Prepaids and other current assets......................      315        (71)       (19)
     Accounts payable and other accrued liabilities.........       38       (440)     1,834
     Deferred rent..........................................        8        139         --
                                                              -------    -------    -------
          Net cash provided by operating activities.........    1,330      2,758      4,626
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (2,798)    (2,731)    (2,732)
  Payments for marketing rights.............................       --         --       (805)
  Proceeds from sale of equipment...........................       --        230         --
  Decrease (increase) in other assets.......................     (252)       216       (284)
                                                              -------    -------    -------
          Net cash used in investing activities.............   (3,050)    (2,285)    (3,821)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) on revolving lines of credit,
     net....................................................    3,079       (848)      (750)
  Proceeds from issuance of long-term debt..................       --      1,203        910
  Principal payments on long-term debt......................   (1,339)    (1,447)    (1,380)
  Proceeds from exercise of stock options...................      112        212         73
                                                              -------    -------    -------
          Net cash provided by (used in) financing
            activities......................................    1,852       (880)    (1,147)
                                                              -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      132       (407)      (342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      240        647        989
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   372    $   240    $   647
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of $46 capitalized in 1997....  $   376    $   548    $   479
                                                              =======    =======    =======
  Cash paid for taxes.......................................  $     3    $    --    $   123
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

 1. THE COMPANY

     PharmChem Laboratories, Inc. is a leading independent laboratory providing integrated drug testing services. PharmChem tests for a number of drugs of abuse, primarily by urinalysis. In addition to forensic drug testing, PharmChem offers a range of services which are customized to assist customers in implementing cost-effective drug testing programs. The Company's customers include private and public employers, criminal justice agencies and drug treatment programs primarily in the United States and the United Kingdom (UK).

     The consolidated financial statements include the accounts of PharmChem Laboratories, Inc. and its wholly-owned subsidiary, Medscreen Limited ("Medscreen"), a UK company (collectively referred to as the "Company").

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include the accounts of the Company after elimination of all intercompany accounts and transactions. The functional currency of Medscreen is the local currency. The foreign currency translation adjustment is not material for any periods presented.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash balances and all highly liquid investments with original maturities of three months or less at the date of purchase. At December 31, 1997 and 1996, cash and cash equivalents consist of demand deposits maintained at established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

CONCENTRATIONS OF CREDIT RISK

     The Company is subject to a number of risks which include, among others, competition related to customer contracts, development and marketing of PharmChek(R) and PharmScreen(TM), customer concentration and laboratory certification.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit investments to short-term, low risk instruments. Two customers accounted for approximately 27% of the Company's sales for the year ended December 31, 1997, and one customer accounted for approximately 24% of accounts receivable at December 31, 1997. Concentrations of credit risk with respect to trade receivables are mitigated by the fact that the largest customer is a federal government agency, the remaining customer base is diversified among many corporate industries and other government agencies, the Company's ongoing credit evaluation process and the allowance for doubtful accounts.

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

  Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. At December 31, inventory consisted of the following:

                                                              1997      1996
                                                             ------    ------
                                                              (IN THOUSANDS)
Laboratory materials.......................................  $  412    $  396
Collection materials.......................................   1,072       469
Products...................................................     125       149
                                                             ------    ------
                                                             $1,609    $1,014
                                                             ======    ======

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of up to 10 years. Leasehold improvements and equipment held under capital leases are amortized over the estimated useful life. At December 31, property and equipment consisted of the following:

                                                              1997      1996
                                                             ------    ------
                                                              (IN THOUSANDS)
Lab equipment..............................................  $7,047    $7,441
Computer hardware and software.............................   3,806     2,552
Office equipment...........................................     469       366
Furniture, fixtures and other..............................     765       688
Leasehold improvements.....................................   3,691     3,659
Construction in progress...................................   1,692       484
                                                             ------    ------
                                                             17,470    15,190
Less: accumulated depreciation and amortization............  (9,832)   (8,612)
                                                             ------    ------
Property and equipment, net................................  $7,638    $6,578
                                                             ======    ======

     Expenditures for maintenance and repairs are expensed as incurred. Costs of major replacements and betterments are capitalized. When property is retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the appropriate accounts and any gain or loss is included in the statement of operations.

  Long-Lived Assets, Including Goodwill

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews, as circumstances dictate, the carrying amount of its intangible assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by comparing the projected discounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value. Management believes that no impairment of long-lived assets has occurred.

     Goodwill consists of the excess of cost over the fair value of the net assets of businesses acquired and is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense, including write-downs of goodwill, for the years ended December 31, 1997, 1996 and 1995 was $185,000,

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

$185,000 and $2,247,000, respectively. Refer to Note 8 for further discussion of 1995 restructuring and unusual charges.

  Revenue

     Revenue is recognized upon completion of laboratory analyses of specimens submitted by customers and at the time of shipment for products. As a percentage of gross revenues, the Company had sales to major customers as follows:

                                                     1997     1996     1995
                                                     -----    -----    -----
Customer A.........................................  17.1%    18.7%    17.2%
Customer B.........................................  10.1%    10.3%     9.7%

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Accounting for Stock-Based Compensation

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. This statement establishes financial accounting and reporting standards for stock-based compensation, including employee stock purchase plans and stock option plans. As allowed by SFAS No. 123, the Company continues to measure compensation expense for awards granted to employees under the provisions of Accounting Pronouncement Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees." The exercise price of options granted under these plans is equal to the market price of the Company's stock on the date of grant, and accordingly, no compensation cost is recorded under APB No. 25.

  Earnings (Loss) Per Share

     The Company has adopted SFAS No. 128, "Earnings Per Share," as of December 31, 1997, which requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method. Earnings

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

(loss) per share amounts for all previously reported periods have been restated to conform with SFAS No. 128. The calculations of basic and diluted earnings
(loss) per share are as follows:

                                                          1997            1996           1995
                                                       -----------     ----------     -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)....................................    $(1,270)        $   46         $(6,811)
Denominator for basic earnings (loss) per
  share -- weighted
  average common shares..............................      5,734          5,622           5,542
Dilutive stock options...............................         --             88              --
                                                         -------         ------         -------
Denominator for diluted earnings (loss) per share....      5,734          5,710           5,542
                                                         =======         ======         =======
Basic earnings (loss) per share......................    $ (0.22)        $ 0.01         $ (1.23)
                                                         =======         ======         =======
Diluted earnings (loss) per share....................    $ (0.22)        $ 0.01         $ (1.23)
                                                         =======         ======         =======

     Options to purchase 379,480 shares of the Company's common stock at December 31, 1996, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $3.96 per share. All options to purchase shares of the Company's common stock at December 31, 1997 and 1995, respectively, were not included in the computation of diluted loss per share as their effect would have been antidilutive.

  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments. The fair values of revolving credit agreements, long-term debt and notes payable to a bank do not materially differ from their carrying amounts since the majority of such debt bears interest at variable rates and the fixed rate obligations generally have near-term maturities or have matured.

  Deferred Rent

     Deferred rent represent unrealized rent abatements granted by the lessor of the facility occupied by Medscreen, and is being amortized on a straight-line basis as a reduction to rent expense over the remaining lease term.

  Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

3. DEBT

     Revolving credit agreement, notes payable to bank, long-term debt and capitalized lease obligations at December 31 consist of the following:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Revolving credit agreement pursuant to revolver loan
  agreement, secured by a lien on all assets, renewable
  monthly, interest at bank reference rate plus 1.0 % (9.50%
  at December 31, 1997).....................................  $ 4,081    $    --
Notes payable to a bank pursuant to the term and revolver
  loan agreement, secured by a lien on all assets, paid in
  full in December 1997.....................................       --      1,002
Notes payable to a bank pursuant to the term and revolver
  loan agreement, due in monthly installments of
  approximately $55 plus interest, secured by a lien on all
  assets, paid in full in November 1997.....................       --        611
Obligations under capitalized leases, due in monthly
  installments through 2001, secured by laboratory and
  office equipment, interest rates ranging from 6% to 11%...    1,164      1,821
Other.......................................................       35        106
                                                              -------    -------
                                                                5,280      3,540
Less: current portion and revolving line of credit..........   (4,584)    (2,335)
                                                              -------    -------
Long-term portion...........................................  $   696    $ 1,205
                                                              =======    =======

     On December 5, 1997, PharmChem entered into a new revolving credit agreement ("Credit Agreement") whereby the maximum line of credit was increased to $6,000,000. The Credit Agreement permits borrowings of 85% of qualified accounts receivable, bears interest at the bank reference rate plus 1.0% (9.5% at December 31, 1997) and is secured by a lien on all assets of the Company. The mark-up of 1.0% over the reference rate can, under certain conditions, be reduced to 0.5%. At December 31, 1997, the maximum that could be borrowed under the Credit Agreement was $5,007,000. The Credit Agreement contains certain financial covenants, which among others, require the Company to maintain certain levels of working capital, liabilities and net worth and restricts the payment of dividends.

     Proceeds from the Credit Agreement were used to repay the revolver balance outstanding under the Company's previous credit agreement which was amended several times during 1997 and, most recently, on October 18, 1997. At that time, the revolver maturity date was extended from November 17, 1997 to December 5, 1997, the interest rate was increased to the bank reference rate plus 2.0% and more flexible financial covenants were established.

     The Company has leased certain laboratory and office equipment with an original cost of approximately $2,724,000 under capital lease agreements. At December 31, 1997, the future minimum lease payments, together with the present value of the net minimum lease payments under these agreements, were as follows (in thousands):

1998................................................  $  553
1999................................................     365
2000................................................     347
2001................................................      44
                                                      ------
          Total minimum lease payments..............   1,309
          Less: amount representing interest........    (145)
                                                      ------
          Present value of net minimum lease
            payments................................  $1,164
                                                      ======

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

 4. INCOME TAXES

     The provision for (benefit from) income taxes consisted of the following:

                                                    1997     1996      1995
                                                    ----    ------    -------
                                                         (IN THOUSANDS)
Current:
  Federal.........................................  $--     $   --    $   114
  State...........................................   --         --         17
  Foreign.........................................   --         --         --
                                                    ---     ------    -------
          Total current...........................   --         --        131
                                                    ---     ------    -------
Deferred:
  Federal.........................................   --         --     (1,654)
  State...........................................   --         --       (296)
  Foreign.........................................   34         --         --
                                                    ---     ------    -------
          Total deferred..........................   34         --     (1,950)
                                                    ---     ------    -------
          Provision for (benefit from) income
            taxes.................................  $34     $   --    $(1,819)
                                                    ===     ======    =======

     The deferred tax provision in 1997 represents the partial utilization of UK net operating losses previously recorded as a deferred tax asset at the statutory rate. As a result, the deferred tax asset decreased by $34,000.

     The current federal and state tax provisions represent the alternative minimum tax ("AMT") on operations for 1995. Undistributed earnings of the Company's foreign subsidiary are not significant. The provision for (benefit from) income taxes is reconciled with the federal statutory rate as follows:

                                                   1997     1996      1995
                                                   -----    -----    -------
                                                        (IN THOUSANDS)
Tax provision (benefit) computed at the federal
  statutory tax rate.............................  $(420)   $  16    $(3,021)
State taxes, net of federal tax benefit..........    (30)       3       (526)
Effects of foreign operations....................    (27)      --       (121)
Amortization and write-down of goodwill..........     44       66        724
Increase (decrease) in valuation allowance.......    438      (83)     1,470
Other............................................     29       (2)      (345)
                                                   -----    -----    -------
          Total tax (benefit from) provision.....  $  34    $  --    $(1,819)
                                                   =====    =====    =======

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

     The major components of temporary differences which give rise to the deferred tax accounts at December 31, 1997 and 1996, are as follows:

                                                             1997       1996
                                                            -------    ------
                                                             (IN THOUSANDS)
Current deferred tax assets:
  Reserves and accruals...................................  $   373    $  753
                                                            -------    ------
          Total gross current asset.......................      373       753
  Deferred tax valuation allowance........................     (219)     (318)
                                                            -------    ------
          Net current asset...............................  $   154    $  435
                                                            =======    ======
Non-current deferred tax assets:
  Net operating loss carryforward.........................  $ 1,064    $  243
  Difference between book and tax depreciation............       93      (283)
  Restructuring and unusual charges.......................      526       876
  Research tax credit carryforwards and other.............      449       512
                                                            -------    ------
          Total gross non-current asset...................    2,132     1,348
  Deferred tax asset valuation allowance..................   (1,255)     (718)
                                                            -------    ------
          Net non-current asset...........................  $   877    $  630
                                                            =======    ======

     The deferred tax asset accounts are classified with "Other current assets" and "Other assets" on the accompanying Consolidated Balance Sheets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset will be realized in the future primarily from the generation, in subsequent years, of US source taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are lower.

     As of December 31, 1997, the Company has net operating loss carryforwards for federal and state income tax reporting purposes of approximately $2,756,000 and $1,806,000, respectively. The federal loss carryforwards expire between 2004 and 2012 and the state loss carryforwards expire between 1998 and 2002. The Company also has net operating loss carryforwards available for UK tax reporting purposes, which are restricted to the UK, of approximately $102,000. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

     In February 1997, the Company received a refund of federal income taxes totaling $351,000. This amount was classified in "Other current assets" on the accompanying Consolidated Balance Sheets at December 31, 1996.

     The Internal Revenue Service ("IRS") is currently examining the Company's income tax returns for 1992, 1993 and 1994, and has issued a Notice of Deficiency resulting from the IRS challenging the deductibility of research expenses related to the development of the PharmChek sweat patch device. The Company believes the Notice of Deficiency is incorrect and has requested a hearing with an IRS Appeals Officer. The Company does not believe the ultimate outcome of this matter will have a material impact on the Company's consolidated results of operations or financial position.

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

 5. INCENTIVE STOCK PLANS

  1997 and 1988 Incentive Stock Plans

     In May 1997, the Company's shareholders approved the 1997 Incentive Stock Plan ("the 1997 Plan") whereby stock options, including incentive stock options, non-qualified options, restricted shares, performance shares, bonus shares and stock appreciation rights may be granted to employees, consultants and directors, for up to 500,000 shares of common stock. This 1997 Plan, which expires in 2007, is administered by the Officers Compensation Committee of the Board of Directors ("the Committee"). The Committee shall determine the term of each stock option (up to a maximum of ten years) and the exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Except as otherwise provided, options will be exercisable with respect to 6.25% of the shares corresponding to the grant on the first day of each of the first sixteen calendar quarters after the grant date. As of December 31, 1997, no options have been granted under the 1997 Plan.

     In November 1988, the Company adopted the 1988 Incentive Stock Plan ("the 1988 Plan"). Under this 1988 Plan, nonstatutory options and stock purchase rights may be granted to employees and consultants, while incentive stock options may only be granted to employees, for up to a total of 1,280,000 shares of common stock. The 1988 Plan, which expires in 1998, is also administered by the Committee. The Committee shall determine the term and exercise price of the options and rights. Incentive stock options must be granted at a price of at least fair market value, while nonstatutory options and stock purchase rights must be granted at a price of at least 85% of the fair market value, based on the trading price of the common stock on Nasdaq, as of the date of grant. Common shares purchased pursuant to stock purchase rights issued under the 1988 Plan are subject to repurchase at the original issuance price by the Company upon termination of employment. The repurchase right lapses at such rate as determined by the Committee. Options granted under the 1988 Plan vest generally over a 48-month period and expire ten years after date of grant.

     Effective January 1, 1995 the Company engaged in a stock option exchange program that effectively repriced all then outstanding options having an exercise price above the then current market price of $2.00 ("Repriced grants/canceled" in the following table). The repriced options began vesting effective January 1, 1995 over a 48-month period. The exercise price for all options exchanged was $2.00.

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

     Options to purchase approximately 309,753, 206,000 and 122,000 shares of common stock were exercisable at December 31, 1997, 1996 and 1995 respectively. As of December 31, 1997, only incentive stock options were outstanding. Option information for the periods presented is as follows:

                                                              OPTIONS OUTSTANDING
                                          OPTIONS     -----------------------------------
                                         AVAILABLE     NUMBER                    WEIGHTED
                                         FOR GRANT    OF SHARES      RANGE       AVERAGE
                                         ---------    ---------    ----------    --------
Balance at December 31, 1994...........   770,251      214,255      0.25-7.25      4.96
                                         --------     --------     ----------     -----
  Granted..............................  (687,480)     687,480      2.00-4.75      2.95
  Canceled.............................    55,711      (55,711)     2.00-7.25      2.47
  Exercised............................        --      (66,493)     0.25-2.00      0.74
  Repriced grants......................  (157,171)     157,171           2.00      2.00
  Repriced canceled....................   157,171     (157,171)     4.50-7.25      6.84
                                         --------     --------     ----------     -----
Balance at December 31, 1995...........   138,482      779,531      0.25-4.75      2.82
                                         --------     --------     ----------     -----
  Granted..............................  (191,000)     191,000      3.25-4.63      3.69
  Canceled.............................   165,565     (165,565)     0.25-4.00      2.29
  Exercised............................        --     (108,145)     0.25-2.00      1.94
                                         --------     --------     ----------     -----
Balance at December 31, 1996...........   113,047      696,821      0.25-4.75      3.32
                                         --------     --------     ----------     -----
  Additional shares approved...........   500,000           --             --        --
  Granted..............................   (40,000)      40,000      3.00-4.38      3.56
  Canceled.............................    52,631      (52,631)     0.25-3.25      2.04
  Exercised............................        --      (55,286)     2.00-3.25      2.06
                                         --------     --------     ----------     -----
Balance at December 31, 1997...........   625,678      628,904     $2.00-4.75     $3.55
                                         ========     ========     ==========     =====

  1992 Director Option Plan

     In May 1992, the Company adopted the 1992 Director Option Plan ("the Director Plan") and reserved 250,000 shares of common stock for issuance under this plan. On March 22, 1997, the Director Plan was amended to provide for grants to outside directors only. The options vest over a 48-month period and expire five years from the date of grant. Options are granted at fair market value and the plan expires in 2002. As of December 31, 1997, options to purchase 110,000 shares were outstanding at a weighted average share price of $3.52, 130,626 options were available for future grants, 88,332 options were exercisable at a weighted average share price of $3.20 and 30,000 options expired at a weighted average share price of $8.75. During 1997 and 1996, 10,000 options were granted each year at weighted average share prices of $5.38 and $4.50, respectively. No options were exercised or canceled in 1997 or 1996. In 1995, 9,374 options were exercised at a weighted average share price of $2.61 and 45,000 options were granted at a weighted average share price of $2.00.

     The following summarizes information about all stock option plans at December 31, 1997:

                        OPTIONS OUTSTANDING
--------------------------------------------------------------------        OPTIONS EXERCISABLE
                                         WEIGHTED        WEIGHTED       ----------------------------
                                          AVERAGE         AVERAGE                        WEIGHTED
      RANGE OF             OPTIONS       EXERCISE        REMAINING        OPTIONS        AVERAGE
   EXERCISE PRICE        OUTSTANDING       PRICE       CONTRACT LIFE    EXERCISABLE   EXERCISE PRICE
   --------------        -----------    -----------    -------------    -----------   --------------
      $2.00                154,424         $2.00         6.0 Years        109,691         $2.00
     2.88 -  3.63          205,000          3.40         5.9 Years         88,230          3.33
     4.13 -  5.38          379,480          4.27         6.4 Years        200,164          4.28
    -------------          -------         -----         ---------        -------         -----
    $2.00 - $5.38          738,904         $3.55         6.1 Years        398,085         $3.44
    =============          =======         =====         =========        =======         =====

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

  Proforma Information

     The Company continues to apply APB No. 125 in accounting for its stock based compensation. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. Had compensation cost for the Company's stock based compensation plans been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's proforma net loss and loss per share for the years ended December 31 would have been as follows:

                                                  1997            1996           1995
                                               -----------     ----------     -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss), as reported...............    $(1,270)        $   46         $(6,811)
Net loss, pro forma..........................     (1,737)          (203)         (7,119)
Basic earnings (loss) per share, as
  reported...................................    $ (0.22)        $ 0.01         $ (1.23)
Basic loss per share, pro forma..............      (0.30)         (0.04)          (1.28)
Diluted earnings (loss) per share, as
  reported...................................      (0.22)          0.01           (1.23)
Diluted loss per share, pro forma............      (0.30)         (0.04)          (1.28)

     The weighted average of fair values of options granted during 1997, 1996 and 1995 were $2.31, $2.09 and $1.53, respectively. The fair value of each grant is estimated on the date of grant using the Binomial option pricing model with the following weighted average assumptions: risk-free interest rate of approximately 6%, corresponding to government securities with original maturities similar to the estimated option life; option lives ranging from 3 to 5 years; annual volatility of the Company's stock price of 80%; and a dividend yield of 0%. The above proforma amounts include compensation expense for options granted since January 1, 1995, and may not be representative of that to be expected in future years.

 6. PROFIT SHARING PLAN

     The Company has a 401(k) plan (the "Plan") which is available to all employees who have reached age 18 and have completed at least one year of service. The Plan provides that each participant may contribute a portion of his or her salary, within certain limits set forth in the US Tax Code. The Company will make a matching contribution of 10% of the amount contributed by each participant and may make additional matching or discretionary profit sharing contributions. The Company's contributions vest after three years of service. Total contribution expense recorded by the Company for 1997, 1996 and 1995 was $41,000, $20,000, and $52,000, respectively.

 7. COMMITMENTS

     Future minimum lease payments for the Company's office, laboratory and warehouse space at December 31, 1997 were as follows (in thousands):

                                      AMOUNT
                                      ------
1998................................  $  869
1999................................     887
2000................................     871
2001................................     553
2002................................     218
2003 and thereafter.................     117
                                      ------
       Total commitments............  $3,515
                                      ======

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

     Rental expense for operating leases amounted to approximately $944,000, $825,000 and $789,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In connection with the original employment and relocation of one employee, the Company has committed to participate in the purchase of the employee's residence. Pursuant to this commitment, the Company has an outstanding loan to the employee of $109,000 at December 31, 1997 and 1996. This loan is included in "Other assets" in the accompanying consolidated balance sheets. The loan is due upon the earliest of 2001 or the occurrence of certain maturity events defined in the agreement. The loan is secured by a deed of trust on the residence and earns contingent interest on the net proceeds, as defined, upon the sale of the employee's residence, termination of employment or other maturity events. In certain circumstances, the Company is contingently liable for a portion of the mortgage payments, insurance costs and property taxes, until such time as the property is sold.

 8. RESTRUCTURING AND UNUSUAL CHARGES

     During the fourth quarter of 1995, the Company recorded a provision for restructuring and unusual charges as follows (in thousands):

                                                               1995
                                                              ------
Write-off of marketing rights and other expenditures........  $4,073
Write-down of goodwill applicable to Medscreen..............   2,000
Write-down of certain computer and peripheral equipment.....   1,881
Other one-time costs -- principally severance...............     821
                                                              ------
                                                              $8,775
                                                              ======

     The write-off of marketing rights and other expenditures is related to costs incurred in connection with the acquisition of marketing rights to PharmChek(R). The Company believed it prudent to write-off these costs given the delays in commencing pilot tests which hampered the scheduled commercial launch of PharmChek(R). The Company's investment in PharmChek(R) marketing rights was approximately $0, $704,000 and $805,000 during 1997, 1996 and 1995, respectively. The Company expects to continue its investment in PharmChek(R). To date, there have been no material revenues generated from PharmChek(R).

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

     The write-down of computer and peripheral equipment is consistent with the Company's plan to replace certain existing systems to enhance service to its customers and provide the infrastructure to better monitor and control expenses.

 9. LITIGATION

     The Company is the defendant in certain legal matters which are normal for the industry in which the Company operates. Management believes that these matters, both individually and in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

                          PHARMCHEM LABORATORIES, INC.

                           DECEMBER 31, 1997 AND 1996

10. GEOGRAPHICAL DATA

     Information about the Company's operations in geographic areas where it operates is as follows:

                                                DOMESTIC    EUROPE      TOTAL
                                                --------    -------    -------
                                                        (IN THOUSANDS)
Net sales for the year ended:
  1997........................................  $34,970     $ 4,263    $39,233
  1996........................................   37,781       3,474     41,255
  1995........................................   34,679       4,432     39,111
Income (loss) from operations for the year
  ended:
  1997........................................   (1,161)        314       (847)
  1996........................................      242         176        418
  1995(1).....................................   (6,590)     (1,672)    (8,262)
Identifiable assets at year end:
  1997........................................   17,158       4,938     22,096
  1996........................................   16,623       4,845     21,468
  1995........................................   17,298       4,885     22,183

---------------
(1) Refer to Note 8 for discussion of restructuring and unusual charges.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized selected quarterly financial data is as follows:

                                                               QUARTER ENDED
                                                  ----------------------------------------
                                                   3/31       6/30       9/30      12/31
                                                  -------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Net sales.......................................  $9,058    $10,003    $10,037    $10,135
Gross profit....................................   1,902      1,989      1,635      2,396
Net income (loss)...............................    (378)      (267)      (662)        37
Basic earnings (loss) per share.................  $(0.07)   $ (0.05)   $ (0.12)   $  0.01
Diluted earnings (loss) per share...............  $(0.07)   $ (0.05)   $ (0.12)   $  0.01
Basic weighted average shares outstanding.......   5,714      5,719      5,726      5,729
Diluted weighted average shares outstanding.....   5,714      5,719      5,726      5,772
1996
Net sales.......................................  $9,867    $10,771    $10,631    $ 9,986
Gross profit....................................   2,241      2,531      2,625      2,101
Net income (loss)...............................    (178)        82        155        (13)
Basic earnings (loss) per share.................  $(0.03)   $  0.01    $  0.03    $  0.00
Diluted earnings (loss) per share...............  $(0.03)   $  0.01    $  0.03    $  0.00
Basic weighted average shares outstanding.......   5,594      5,601      5,601      5,682
Diluted weighted average shares outstanding.....   5,594      5,791      5,755      5,682

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

     These items have been omitted in accordance with the General Instructions to Form 10-K and are answered by reference to those portions of the Registrant's definitive proxy statement with respect to the 1998 Annual Meeting of Shareholders which contain the information required by these items. The Registrant will file with the Commission not later than 120 days after the end of the fiscal year covered by this report such definitive proxy statement pursuant to Regulation 14A. Information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under caption "Executive Officers of PharmChem."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS.

                                                               PAGE
                                                              NUMBER
                                                              IN THIS
                                                              REPORT
                                                              -------
     Report of KPMG Peat Marwick LLP, Independent
      Auditors..............................................    15
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................    16
     Consolidated Balance Sheets at December 31, 1997 and
      1996..................................................    17
     Consolidated Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995................    18
     Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1997, 1996 and 1995..........    19
     Consolidated Statements of Cash Flows for the years
      ended December 31, 1997, 1996 and 1995................    20
     Notes to Consolidated Financial Statements.............    21

(a) (2) FINANCIAL STATEMENT SCHEDULE
     Schedule II Valuation and Qualifying Accounts..........    36

     All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (a)(3) EXHIBITS

          EXHIBIT
           NUMBER                       DESCRIPTION OF DOCUMENT
          -------                       -----------------------
         3.01(1)      Amended and Restated Articles of Incorporation dated August
                      21, 1991.
         3.02(2)      Bylaws, as amended May 19, 1992.
         4.01(1)      Restated Modification Agreement dated August 14, 1989.
        10.01(1)      1988 Incentive Stock Plan, as amended.
        10.02(6)      Form of Stock Option Agreement.
        10.03(1)      Form of Stock Option Agreement (providing for accelerated
                      vesting upon death or disability).
        10.04(6)      Form of Stock Option Agreement (January 1, 1995).
        10.05(1)      Form of Stock Purchase Agreement.
        10.06(4)      1992 Director Option Plan.
        10.07(4)      Form of Director Option Agreement.
        10.08(9)      Amendment to 1992 Director Option Plan dated February 28,
                      1996.
        10.09(9)      Amendment to 1992 Director Option Plan dated March 4, 1997.
        10.10(11)     1997 Equity Incentive Plan.
        10.11(11)     Form of Stock Option Agreement (Nonstatutory Stock Option)
                      in connection with the 1997 Equity Incentive Plan.
        10.12(11)     Stock Option Agreement (Incentive Stock Option) in
                      connection with the 1997 Equity Incentive Plan. 401(k) Plan.
        10.13(1)      401(k) Plan.
        10.14(9)      Amendment to 401(k) Plan dated August 25, 1996.
        10.15(1)      Lease Agreements for the Company's offices in Menlo Park,
                      California dated October 21, 1988 and September 11, 1990,
                      respectively.
        10.16(8)      Lease Amendment for the Company's offices in Menlo Park,
                      California dated November 30, 1995.
        10.17(9)      Lease Amendment for the Company's offices in Menlo Park,
                      California dated March 6, 1996.
        10.18(5)      Harbour Quay (London) Lease Documents.
        10.19(9)      Lease Agreement for the Company's offices in Fort Worth,
                      Texas dated October 24, 1991.
        10.20(9)      Lease Amendment for the Company's offices in Fort Worth,
                      Texas dated December 8, 1992.
        10.21(9)      Lease Amendment for the Company's offices in Fort Worth,
                      Texas dated February 9, 1996.
        10.22(1)      Form of Indemnification Agreement.
        10.23         Loan and Security Agreement between Comerica Bank of
                      California and PharmChem Laboratories, Inc. dated December
                      5, 1997.
        10.24         Security Agreement (all assets) between Comerica Bank of
                      California and PharmChem Laboratories, Inc. dated December
                      5, 1997.
        10.25(4,12)   License and Supply Agreement with Sudormed, Inc. dated March
                      10, 1992.
        10.26(5,12)   License and Supply Agreement with Sudormed, Inc. dated
                      October 25, 1993.
        10.27(5,12)   Supply Agreement with SolarCare Technologies Corporation
                      dated August 1, 1993.

          EXHIBIT
           NUMBER                       DESCRIPTION OF DOCUMENT
          -------                       -----------------------
        10.28(8,12)   First Amendment to Supply Agreement dated December 1, 1995.
        10.29(4,12)   Probation Division of the Administration Office of The U.S.
                      Courts Contract dated October 1, 1992.
        10.30(5,12)   Sears Merchandise Group Service Agreement dated September
                      22, 1992.
        10.31(11)     Master Lease Purchase Agreement dated December 18, 1995 with
                      Fidelity Leasing Corporation and Lease Purchase Addenda in
                      connection therewith.
        10.32(11)     Master Equipment Lease dated March 17, 1996 with Olympus
                      Commercial Credit.
        16.01(10)     Letter dated April 8, 1997 from Arthur Andersen LLP to the
                      Commission. List of Subsidiaries.
        21.01         List of Subsidiaries.
        23.01         Consent of KPMG Peat Marwick LLP.
        23.02         Consent of Arthur Andersen LLP.
        27.1          Financial Data Schedule.

---------------
 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

 (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

 (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1992.

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

 (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(10) Incorporated by reference from the Company's Current Report on Form 8-K dated April 7, 1997.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(12) Confidential treatment requested as to certain portions of this exhibit.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) EXHIBITS

     See (a) (3) above.

(d) FINANCIAL STATEMENT SCHEDULE

     See (a) (2) above.

                          PHARMCHEM LABORATORIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                   BALANCE AT   CHARGED TO                   BALANCE AT
                                                   BEGINNING     COSTS AND     DEDUCTIONS      END OF
                   DESCRIPTION                     OF PERIOD    EXPENSES(1)   (WRITE-OFFS)     PERIOD
                   -----------                     ----------   -----------   ------------   ----------
Allowance for Doubtful Accounts
Year ended:
December 31, 1995................................     $139         $955           $632          $462
                                                      ====         ====           ====          ====
December 31, 1996................................     $462         $206           $58_          $610
                                                      ====         ====           ====          ====
December 31, 1997................................     $610         $350           $492          $468
                                                      ====         ====           ====          ====

---------------
(1) For the year ended December 31, 1995, $380 was expensed to restructuring and unusual charges.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 24th day of March, 1998.

                                          PHARMCHEM LABORATORIES, INC.

                                          BY: /s/  JOSEPH W. HALLIGAN
                                            ------------------------------------
                                                     Joseph W. Halligan
                                          President, Chief Executive Officer and
                                                         Director

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    SIGNATURE                                  TITLE                      DATE
                    ---------                      ------------------------------    --------------

             /s/ JOSEPH W. HALLIGAN                  President, Chief Executive      March 24, 1998
  ---------------------------------------------         Officer and Director
               Joseph W. Halligan                  (Principal Executive Officer)

             /s/ DAVID A. LATTANZIO                Chief Financial Officer, Vice     March 24, 1998
  ---------------------------------------------        President, Finance and
               David A. Lattanzio                    Administration (Principal
                                                      Accounting and Financial
                                                       Officer) and Secretary

              /s/ RICHARD D. IRWIN                   Chairman of the Board and       March 24, 1998
  ---------------------------------------------               Director
                Richard D. Irwin

               /s/ THOMAS S. VOLPE                            Director               March 24, 1998
  ---------------------------------------------
                 Thomas S. Volpe

                                 EXHIBIT INDEX

                                                                            SEQUENTIALLY
   EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                        PAGE
   -------                       -----------------------                    ------------
 3.01(1)        Amended and Restated Articles of Incorporation dated
                August 21, 1991...........................................
 3.02(2)        Bylaws, as amended May 19, 1992...........................
 4.01(1)        Restated Modification Agreement dated August 14, 1989.....
10.01(1)        1988 Incentive Stock Plan, as amended.....................
10.02(6)        Form of Stock Option Agreement............................
10.03(1)        Form of Stock Option Agreement (providing for accelerated
                vesting upon death or disability).........................
10.04(6)        Form of Stock Option Agreement (January 1, 1995)..........
10.05(1)        Form of Stock Purchase Agreement..........................
10.06(4)        1992 Director Option Plan.................................
10.07(4)        Form of Director Option Agreement.........................
10.08(9)        Amendment to 1992 Director Option Plan dated February 28,
                1996......................................................
10.09(9)        Amendment to 1992 Director Option Plan dated March 4,
                1997......................................................
10.10(11)       1997 Equity Incentive Plan................................
10.11(11)       Form of Stock Option Agreement (Nonstatutory Stock Option)
                in connection with the 1997 Equity Incentive Plan.........
10.12(11)       Stock Option Agreement (Incentive Stock Option) in
                connection with the 1997 Equity Incentive Plan.
10.13(1)        401(k) Plan...............................................
10.14(9)        Amendment to 401(k) Plan dated August 25, 1996............
10.15(1)        Lease Agreements for the Company's offices in Menlo Park,
                California dated October 21, 1988 and September 11, 1990,
                respectively..............................................
10.16(8)        Lease Amendment for the Company's offices in Menlo Park,
                California dated November 30, 1995........................
10.17(9)        Lease Amendment for the Company's offices in Menlo Park,
                California dated March 6, 1996............................
10.18(5)        Harbour Quay (London) Lease Documents.....................
10.19(9)        Lease Agreement for the Company's offices in Fort Worth,
                Texas dated October 24, 1991..............................
10.20(9)        Lease Amendment for the Company's offices in Fort Worth,
                Texas dated December 8, 1992..............................
10.21(9)        Lease Amendment for the Company's offices in Fort Worth,
                Texas dated February 9, 1996..............................
10.22(1)        Form of Indemnification Agreement.........................
10.23           Loan and Security Agreement between Comerica Bank of
                California and PharmChem Laboratories, Inc. dated December
                5, 1997...................................................
10.24           Security Agreement (all assets) between Comerica Bank of
                California and PharmChem Laboratories, Inc. dated December
                5, 1997...................................................

                                                                            SEQUENTIALLY
   EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                        PAGE
   -------                       -----------------------                    ------------
10.25(4,12)     License and Supply Agreement with Sudormed, Inc. dated
                March 10, 1992............................................
10.26(5,12)     License and Supply Agreement with Sudormed, Inc. dated
                October 25, 1993..........................................
10.27(5,12)     Supply Agreement with SolarCare Technologies Corporation
                dated August 1, 1993......................................
10.28(8,12)     First Amendment to Supply Agreement dated December 1,
                1995......................................................
10.29(4,12)     Probation Division of the Administration Office of The
                U.S. Courts Contract dated October 1, 1992................
10.30(5,12)     Sears Merchandise Group Service Agreement dated September
                22, 1992..................................................
10.31(11)       Master Lease Purchase Agreement dated December 18, 1995
                with Fidelity Leasing Corporation and Lease Purchase
                Addenda in connection therewith...........................
10.32(11)       Master Equipment Lease dated March 17, 1996 with Olympus
                Commercial Credit.........................................
16.01(10)       Letter dated April 8, 1997 from Arthur Andersen LLP to the
                Commission................................................
21.01           List of Subsidiaries......................................
23.01           Consent of KPMG Peat Marwick LLP..........................
23.02           Consent of Arthur Andersen LLP............................
27.1            Financial Data Schedule...................................

---------------
 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

 (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

 (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1992.

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

 (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(10) Incorporated by reference from the Company's Current Report on Form 8-K dated April 7, 1997.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(12) Confidential treatment requested as to certain portions of this exhibit.