Form 10-Q
period 1998-03-31
PHARMCHEM LABORATORIES INC
filed 1998-05-14
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of April 30, 1998, the registrant had outstanding 5,751,998 shares of Common Stock, no par value.

================================================================================

                          PHARMCHEM LABORATORIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements ............................   3

           Condensed Consolidated Balance Sheets at
           March 31, 1998 (unaudited) and December 31, 1997........................   4

           Condensed Consolidated Statements of Operations
           for the Three Months ended March 31, 1998 and 1997 (unaudited)..........   5

           Condensed Consolidated Statements of Comprehensive Loss
           for the Three Months ended March 31, 1998 and 1997 (unaudited)..........   6

           Condensed Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 1998 and 1997 (unaudited)..........   7

           Notes to Condensed Consolidated Financial Statements (unaudited)........   8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..............................................   9

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K  ......................................  12

SIGNATURE  ........................................................................  13

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

        These financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and the rules and regulations as specified in the Securities Exchange Act of 1934 and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to summarize fairly the Company's consolidated financial position, the results of its operations and its cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                          PHARMCHEM LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              March 31,      December 31,
                                                                                1998             1997
                                                                              ---------      ------------
                                                                             (Unaudited)       (Audited)
                                   ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                             $    210         $    372
        Accounts receivable, net                                                 7,408            7,608
        Inventory                                                                1,506            1,609
        Prepaids and other current assets                                          590              456
                                                                              --------         --------
                TOTAL CURRENT ASSETS                                             9,714           10,045
                                                                              --------         --------

PROPERTY AND EQUIPMENT, net                                                      7,869            7,638
OTHER ASSETS                                                                     1,232            1,238
GOODWILL, net                                                                    3,129            3,175
                                                                              --------         --------
TOTAL ASSETS                                                                  $ 21,944         $ 22,096
                                                                              ========         ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                              $  3,448         $  4,081
        Current portion of long-term debt                                          466              503
        Accounts payable                                                         3,393            3,322
        Accrued compensation                                                     1,145              990
        Accrued collectors and other liabilities                                 2,360            2,160
                                                                              --------         --------
                TOTAL CURRENT LIABILITIES                                       10,812           11,056
                                                                              --------         --------

LONG TERM DEBT, net of current portion                                             611              696
OTHER NONCURRENT LIABILITIES                                                       497              147
SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares authorized,
            5,752 and 5,750 shares issued and outstanding at
            March 31, 1998 and December 31, 1997, respectively                  19,030           19,027
        Accumulated other comprehensive income                                      84               68
        Accumulated deficit                                                     (9,090)          (8,898)
                                                                              --------         --------
                TOTAL SHAREHOLDERS' EQUITY                                      10,024           10,197
                                                                              --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 21,944         $ 22,096
                                                                              ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      1998             1997
                                                    --------         --------
NET SALES                                           $  9,528         $  9,058

COST OF SALES                                          7,308            7,156
                                                    --------         --------
GROSS PROFIT                                           2,220            1,902

OPERATING EXPENSES:
        Selling, general and administrative            2,208            2,063
        Marketing rights and research costs               27               84
        Amortization of goodwill                          46               46
                                                    --------         --------
                    Total operating expenses           2,281            2,193
                                                    --------         --------

LOSS FROM OPERATIONS                                     (61)            (291)

Interest expense                                         (99)             (85)
Other (expense) income, net                                3               (2)
                                                    --------         --------
                                                         (96)             (87)
                                                    --------         --------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (157)            (378)

PROVISION FOR INCOME TAXES                               (35)              --
                                                    --------         --------
NET LOSS                                            $   (192)        $   (378)
                                                    ========         ========


LOSS PER SHARE:
Basic                                               $  (0.03)        $  (0.07)
                                                    ========         ========
Diluted                                             $  (0.03)        $  (0.07)
                                                    ========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                  5,751            5,714
                                                    ========         ========
Diluted                                                5,751            5,714
                                                    ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                        1998           1997
                                                       ------         ------
NET LOSS                                               $ (192)        $ (378)

OTHER  COMPREHENSIVE INCOME
        Foreign currency translation                       16              5
                                                       ------         ------
COMPREHENSIVE LOSS                                     $ (176)        $ (373)
                                                       ======         ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                           1998             1997
                                                                         --------         --------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                         $   (192)        $   (378)
        Adjustments to reconcile net loss to net cash
          provided by operating activities:
                Depreciation and amortization                                 495              473
                Provision for doubtful accounts                                39               27
                Loss on disposition of property and equipment                  --                6
        Changes in operating assets and liabilities:
                Accounts receivable                                           161              771
                Inventory                                                     103              107
                Prepaids and other current assets                            (134)             229
                Other assets                                                    6                5
                Accounts payable and other accrued liabilities                442           (1,054)
                Other noncurrent liabilities                                  350               16
                                                                         --------         --------
                        Net cash provided by operating activities           1,270              202
                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                            (680)            (292)
                                                                         --------         --------
                        Net cash used in investing activities                (680)            (292)
                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings (repayments) on revolving lines of
                  credit, net                                                (633)             542
              Principal payments on long-term debt                           (122)            (345)
              Proceeds from exercise of stock options                           3               58
                                                                         --------         --------
                        Net cash provided by (used in) financing
                           activities                                        (752)             253
                                                                         --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (162)             163

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              372              240
                                                                         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    210         $    403
                                                                         ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Earnings (Loss) per Share

        In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Earnings
(loss) per share amounts for all previously reported periods have been restated to conform with SFAS No. 128. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method. Options to purchase shares of the Company's common stock at March 31, 1998 and 1997 were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

        Effective March 24, 1998, the Company engaged in a stock option exchange program that repriced substantially all then outstanding options having an exercise price above the then current market price of $2.375. The repriced options began vesting March 24, 1998 over a 48 month period. The exercise price for all 463,480 options exchanged was $2.375.

2.      Inventory

        Inventory represents laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis.

3.      Debt

        PharmChem maintains a revolving line of credit agreement ("Credit Agreement") with a bank. At March 31, 1998, the maximum that could be borrowed under the Credit Agreement was $4,541,000.

4.      New Accounting Pronouncements

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." Comprehensive income (loss) includes net income (loss) and several other items that current accounting standards require to be recognized outside of net income (loss). The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment as defined by SFAS No. 131 and as such will disclose those enterprise-wide disclosures required by this statement in its 1998 year-end consolidated financial statements.

5.      Reclassifications

        Certain reclassifications have been made to prior period amounts to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these Sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results and those projected in the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                                                 Three Months Ended March 31,
                                                    ------------------------------------------------------
                                                      1998           1997           1998            1997
                                                    --------       --------       --------        --------
                                                                                 (As a percentage of sales)
NET SALES:
        Public and private employers                $  3,617       $  3,829           38.0%           42.3%
        Criminal justice agencies                      3,559          3,608           37.4            39.8
        Drug rehabilitation programs and other           334            386            3.4             4.3
        Domestic product sales                           464            258            4.9             2.9
        Medscreen                                      1,554            977           16.3            10.7
                                                    --------       --------       --------        --------
                Total net sales                        9,528          9,058          100.0           100.0

COST OF SALES                                          7,308          7,156           76.7            79.0
                                                    --------       --------       --------        --------
GROSS PROFIT                                           2,220          1,902           23.3            21.0
                                                    --------       --------       --------        --------
OPERATING EXPENSES:
        Selling, general and administrative            2,208          2,063           23.2            22.8
        Marketing rights and research                     27             84            0.3             0.9
        Amortization of goodwill                          46             46            0.5             0.5
                                                    --------       --------       --------        --------
                Total operating expenses               2,281          2,193           24.0            24.2
                                                    --------       --------       --------        --------
LOSS FROM OPERATIONS                                     (61)          (291)          (0.7)           (3.2)
                                                    --------       --------       --------        --------
OTHER EXPENSE, net                                       (96)           (87)          (1.0)           (1.0)
PROVISION FOR INCOME TAXES                               (35)            --           (0.3)             --
                                                    --------       --------       --------        --------
NET LOSS                                            $   (192)      $   (378)          (2.0)%          (4.2)%
                                                    ========       ========       ========        ========

     Net sales for the three months ended March 31, 1998 increased $470,000 (5.2%) to $9,528,000 in 1998 from $9,058,000 in 1997. Medscreen, the Company's
U.K. operation, reported a sales increase of $577,000 (59.1%) attributed to awarding of the drug-testing contract for H.M Prisons, one of the largest agencies that conducts drug testing outside of the United States, and higher maritime collection accounts throughout the world. Domestic urinalysis revenues decreased $313,000 (4.0%) principally from public and private employers. The Company's domestic specimen volume was relatively unchanged from comparable 1997 levels. PharmScreenTM On-site Screening Devices sales more than tripled due to continued strong demand and the introduction of an expanded product line, while sales of the PharmChek(R) Drugs of Abuse Patch decreased $90,000 compared to the prior year.

     Cost of sales for the three months ended March 31, 1998 increased $152,000 (2.1%) to $7,308,000 in 1998 from $7,156,000 in 1997, reflecting higher product cost of sales partially offset by lower labor costs. Cost of sales as a percentage of net sales decreased to 76.7% in 1998 from 79.0% in 1997. Gross profit as a percentage of net sales increased to 23.3% in 1998 from 21.0% in 1997.

        Selling, general and administrative (SG&A) expenses for the three months ended March 31, 1998 increased $145,000 (7.0%) to $2,208,000 in 1998 from
$2,063,000 in 1997, representing continued rebuilding of the sales, marketing, information systems and administrative infrastructure. SG&A expenses as a percentage of net sales increased slightly to 23.2% in 1998 from 22.8% in 1997.

        Loss from operations for the three months ended March 31, 1998 was $61,000 compared to a loss of $291,000 for the comparable period in 1997. The Company recorded a provision for income taxes of $35,000 during 1998 attributed to its UK operations.

        Net loss for the three months ended March 31, 1998 was $192,000 or $0.03 per diluted common share in 1998 compared to a loss of $378,000 or $0.07 per share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations during the three months ended March 31, 1998 and 1997 provided cash of approximately $1,270,000 and $202,000, respectively. The improvement in cash flow from operations between 1998 and 1997 principally reflects the lower net loss and higher accrued expense levels. As of March 31, 1998, the Company had $210,000 in cash and cash equivalents. During 1998, the Company used approximately $680,000 in cash to acquire property and equipment, principally for information systems and laboratory analyzers.

        The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 85% of qualified account receivables. At March 31, 1998, the maximum that could be borrowed was $4,541,000 and approximately $3,448,000 was outstanding under the Credit Agreement. Year-to-date net repayments on the revolver were approximately $633,000 as of March 31, 1998. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. As of March 31, 1998, the Company was in compliance with its financial covenants.

        The Company anticipates that existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through 1998.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. The Company adopted the SFAS No. 130 disclosures in its 1998 consolidated financial statements.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of a Business Enterprise." SFAS No. 131 establishes standards for disclosures about segments of an enterprise and is effective for annual periods beginning after December 15, 1997. The Company expects to include the SFAS No. 131 disclosures in its consolidated financial statements for the year ended December 31, 1998.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             None.

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

                                        PharmChem Laboratories, Inc.
                                        (Registrant)


Date:  May 12, 1998                     By:  /s/ David A. Lattanzio
                                             -----------------------------------
                                             David A. Lattanzio
                                             Chief Financial Officer and
                                             Vice President,
                                             Finance and Administration
                                             (Principal Financial and
                                             Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit
     Index               Description
     -------             -----------
        27               Financial Data Schedule