Form 10-Q
period 1998-06-30
PHARMCHEM LABORATORIES INC
filed 1998-08-06
CIK 876645

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20594

                             ---------------------

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number 0-19371


                      [PHARMCHEM LABORATORIES, INC. LOGO]

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ____

         As of July 31, 1998, the registrant had outstanding 5,764,185 shares of Common Stock, no par value.


================================================================================

                          PHARMCHEM LABORATORIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements ................................3

           Condensed Consolidated Balance Sheets at
           June 30, 1998 (unaudited) and December 31, 1997 (audited)...................4

           Condensed Consolidated Statements of Operations
           (unaudited) for the Three and Six Months ended
           June 30, 1998 and 1997......................................................5

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           (unaudited) for the Three and Six Months ended
           June 30, 1998 and 1997......................................................6

           Condensed Consolidated Statements of
           Cash Flows (unaudited) for the Six Months ended
           June 30, 1998 and 1997  ....................................................7

           Notes to Condensed Consolidated Financial Statements (unaudited)............8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................................9


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders  ......................13

Item 6.    Exhibits and Reports on Form 8-K  .........................................13


SIGNATURE  ...........................................................................14


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

         These financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and the rules and regulations as specified in the Securities Exchange Act of 1934 and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to summarize fairly the Company's consolidated financial position, the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                          PHARMCHEM LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June 30,   December 31,
                                                                          1998         1997
                                                                       -----------  -----------
                                                                       (Unaudited)   (Audited)
                                   ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                        $    604    $    372
        Accounts receivable, net                                            8,620       7,608
        Inventory                                                           1,570       1,609
        Prepaids and other current assets                                     513         456
                                                                           ------      ------
                TOTAL CURRENT ASSETS                                       11,307      10,045
                                                                           ------      ------

PROPERTY AND EQUIPMENT, net                                                 8,035       7,788
OTHER ASSETS                                                                1,231       1,238
GOODWILL, net                                                               3,083       3,175
                                                                           ------      ------
TOTAL ASSETS                                                             $ 23,656    $ 22,246
                                                                           ======      ======


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                         $  4,470    $  4,081
        Current portion of long-term debt                                     392         503
        Accounts payable                                                    3,516       3,322
        Accrued compensation                                                  812         990
        Accrued collectors and other liabilities                            3,127       2,296
                                                                           ------      ------
                TOTAL CURRENT LIABILITIES                                  12,317      11,192
                                                                           ------      ------

LONG-TERM DEBT, net of current portion                                        530         696
OTHER NONCURRENT LIABILITIES                                                  501         147
SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares authorized, 5,764 and 5,750 shares issued and outstanding at June 30, 1998
          and December 31, 1997, respectively                              19,055      19,027
        Accumulated other comprehensive income                                 97          82
        Accumulated deficit                                                (8,844)     (8,898)
                                                                           ------      ------
                TOTAL SHAREHOLDERS' EQUITY                                 10,308      10,211
                                                                           ======      ======
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 23,656    $ 22,246
                                                                           ======      ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                         ------------------------     -------------------------
                                                           1998          1997           1998           1997
                                                         ----------    ----------     ----------    -----------
NET SALES                                                 $ 11,451      $ 10,003       $ 20,979      $ 19,061

COST OF SALES                                                8,215         8,014         15,523        15,170
                                                         ----------    ----------     ----------    -----------

GROSS PROFIT                                                 3,236         1,989          5,456         3,891

OPERATING EXPENSES
         Selling, general and administrative                 2,804         2,029          5,012         4,092
         Marketing rights and research                          13            83             40           167
         Amortization of goodwill                               46            46             92            92
                                                         ----------    ----------     ----------    -----------
                  Total operating expenses                   2,863         2,158          5,144         4,351
                                                         ----------    ----------     ----------    -----------

INCOME (LOSS) FROM OPERATIONS                                  373          (169)           312          (460)

Interest expense                                                90            99            189           184
Other expense (income), net                                     (9)           (1)           (12)            1
                                                         ----------    ----------     ----------    -----------
                  Total other expenses                          81            98            177           185
                                                         ----------    ----------     ----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                292          (267)           135          (645)

PROVISION FOR INCOME TAXES                                      46             -             81             -
                                                         ----------    ----------     ----------    -----------

NET INCOME (LOSS)                                         $    246      $   (267)     $      54      $   (645)
                                                         ==========    ==========     ==========    ===========


EARNINGS (LOSS) PER SHARE:
Basic                                                     $   0.04      $  (0.05)      $   0.01      $  (0.11)
                                                         ==========    ==========     ==========    ===========
Diluted                                                   $   0.04      $  (0.05)      $   0.01      $  (0.11)
                                                         ==========    ==========     ==========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                        5,758         5,719          5,754         5,722
                                                         ==========    ==========     ==========    ===========
Diluted                                                      5,826         5,719          5,821         5,722
                                                         ==========    ==========     ==========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)



                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                         ------------------------     -------------------------
                                                            1998          1997           1998           1997
                                                         ----------    ----------     ----------    -----------
NET INCOME (LOSS)                                         $    246      $   (267)      $     54      $   (645)

OTHER  COMPREHENSIVE INCOME:
        Foreign currency translation                            (1)            5             15            10
                                                         ----------    ----------     ----------    -----------

COMPREHENSIVE INCOME (LOSS)                                $   245       $  (262)      $     69       $  (635)
                                                         ==========    ==========     ==========    ===========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                        ----------------------
                                                                                          1998          1997
                                                                                        ---------    ---------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                $    54         (645)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                                995          956
                Provision for doubtful accounts                                               93           78
                Loss on disposition of property and equipment                               -               2
        Changes in operating assets and liabilities:
                Accounts receivable                                                       (1,105)         233
                Inventory                                                                     39         (771)
                Prepaids and other current assets                                            (57)         259
                Other assets                                                                   7          (14)
                Accounts payable and other accrued liabilities                               847         (136)
                Other noncurrent liabilities                                                 354           16
                                                                                         --------      -------
                        Net cash provided by (used in) operating activities                1,227      $   (22)
                                                                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                                         (1,150)      (1,099)
                                                                                         --------      -------
                        Net cash used in investing activities                             (1,150)      (1,099)
                                                                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings (repayments) on revolving lines of credit, net                      389        1,788
              Principal payments on long-term debt                                          (277)        (691)
              Proceeds from exercise of stock options                                         28           81
                                                                                         --------      -------
                        Net cash provided by financing activities                            140        1,178
                                                                                         --------      -------
FOREIGN CURRENCY TRANSLATION                                                                  15           10
                                                                                         --------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    232           67

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             372          240
                                                                                         --------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   604      $   307
                                                                                         ========      =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Earnings (Loss) per Share

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Earnings
(loss) per share amounts for all previously reported periods have been restated to conform with SFAS No. 128. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method. Options to purchase shares of the Company's common stock for the three and six months ended June 30, 1997 were not included in the computation of diluted earnings per share because their effect would have been antidilutive. Options to purchase 90,000 shares of the Company's common stock at June 30, 1998 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $2.50 per share. Dilutive options of 68,000 and 67,000 were used in the computation of earnings per share for the three and six month periods ending June 30, 1998, respectively.

         Effective March 24, 1998, the Company engaged in a stock option exchange program that repriced substantially all then outstanding options having an exercise price above the then current market price of $2.375. The repriced options began vesting April 24, 1998 over a 48 month period. The exercise price for all 463,480 options exchanged was $2.375.

2.       Inventory

         Inventory represents laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at June 30, 1998 and December 31, 1997, respectively:

                                                 1998              1997
                                                 ----              ----
                                                      (In thousands)
          Laboratory materials ...............  $  456            $  412
          Collection materials.. .............     913             1,072
          Products............................     201               125
                                                 -----             -----
                                                $1,570            $1,609
                                                 =====             =====

3.       Debt

         PharmChem maintains a revolving line of credit agreement ("Credit Agreement") with a bank. At June 30, 1998, the maximum that could be borrowed under the Credit Agreement was $6,000,000 and $4,470,000 was outstanding under the Credit Agreement.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                             Three Months Ended June 30,                   Six Months Ended June 30,
                                        ---------------------------------------    -----------------------------------------
                                          1998     1997      1998       1997          1998     1997       1998       1997
                                        --------- -------- ---------  ---------    ---------- --------  --------  ----------
                                                (As a % of net sales)                        (As a % of net sales)
NET SALES:
   Public and private employers         $4,871    $4,533     42.5%      45.3%      $8,488     $8,362      40.5%      43.9%
   Criminal justice agencies             3,704     3,854     32.3       38.6        7,269      7,462      34.6       39.1
   Drug rehabilitation programs            452       363      4.0        3.6          780        749       3.7        3.9
   Domestic product sales                  736       161      6.4        1.6        1,200        419       5.7        2.2
   Medscreen                             1,688     1,092     14.8       10.9        3,242      2,069      15.5       10.9
                                        --------- -------- ---------  ---------    ---------  --------  ---------  ---------
         Total net sales                11,451    10,003    100.0      100.0       20,979     19,061     100.0      100.0

COST OF SALES                            8,215     8,014     71.7       80.1       15,523     15,170      74.0       79.6
                                        --------- -------- ---------  ---------    ---------  --------  ---------  ---------

GROSS PROFIT                             3,236     1,989     28.3       19.9        5,456      3,891      26.0       20.4
                                        --------- -------- ---------  ---------    ---------  --------  ---------  ---------

OPERATING EXPENSES:
   Selling, general and administrative   2,804     2,029     24.5       20.3        5,012      4,092      23.9       21.4
   Marketing rights and research            13        83      0.1        0.8           40        167       0.2        0.9
   Amortization of goodwill                 46        46      0.4        0.5           92         92       0.4        0.5
                                        --------- -------- ---------  ---------
                                                                                   ---------  --------  ---------  ---------
         Total operating expenses        2,863     2,158     25.0       21.6        5,144      4,351      24.5       22.8
                                        --------- -------- ---------  ---------    ---------  --------  ---------  ---------

INCOME (LOSS) FROM OPERATIONS              373      (169)     3.3       (1.7)         312       (460)      1.5       (2.4)
                                        --------- -------- ---------  ---------    ---------  --------  ---------  ---------

OTHER EXPENSES, net                         81        98      0.8        1.0          177        185       0.8        1.0
PROVISION FOR INCOME TAXES                  46         -      0.4          -           81          -       0.4          -
                                        --------- -------- ---------  ---------    ---------  --------  ---------  ---------

NET INCOME (LOSS)                       $   246    $(267)     2.1%      (2.7)%     $    54     $(645)      0.3%      (3.4)%
                                        ========= ======== =========  =========    =========  ========  =========  =========


         Net sales for the three months ended June 30, 1998 increased $1,448,000 (14.5%) to $11,451,000 in 1998 from $10,003,000 in 1997. Medscreen, the
Company's U.K. operation, reported a sales increase of $596,000 (54.6%) primarily attributed to awarding of the drug-testing contract for H.M Prisons, one of the largest agencies that conducts drug testing outside of the United States, and higher maritime collection accounts throughout the world. Domestic urinalysis revenues increased $277,000 (3.2%) principally from public and private employers and higher average selling prices of 4.4%. The Company's domestic specimen volume was relatively unchanged from 1997 levels. PharmScreenTM On-site Screening Devices sales increased five-fold due to continued strong demand and the introduction of an expanded product line, while sales of the PharmChek(R) Drugs of Abuse Patch increased $142,000 compared to the prior year period.

         Net sales for the six months ended June 30, 1998 increased $1,918,000 (10.1%) to $20,979,000 in 1998 from $19,061,000 in 1997, principally due to a sales increase of $1,173,000 (56.7%) at Medscreen and higher domestic product sales of $781,000 (186.4%). Domestic average selling prices increased 4.1% while specimen volume decreased 3.5%.

         Cost of sales for the three months ended June 30, 1998 increased $201,000 (2.5%) to $8,215,000 in 1998 from $8,014,000 in 1997. Cost of sales as a percentage of net sales decreased to 71.7% in 1998 from 80.1% in 1997. Gross profit as a percentage of net sales increased to 28.3% in 1998 from 19.9% in 1997, reflecting the higher margin on product sales, lower labor costs and increased efficiencies.

         Cost of sales for the six months ended June 30, 1998 increased $353,000 (2.3%) to $15,523,000 in 1998 from $15,170,000 in 1997. Cost of sales as a percentage of net sales decreased to 74.0% in 1998 from 79.6% in 1997. Gross profit as a percentage of net sales increased to 26.0% in 1998 from 20.4% in 1997, reflecting the higher margin on product sales, lower labor costs and increased efficiencies.

         Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1998 increased $775,000 (38.2%) to $2,804,000 in 1998 from
$2,029,000 in 1997. SG&A expenses as a percentage of net sales increased to 24.5% in 1998 from 20.3% in 1997.

         SG&A expenses for the six months ended June 30, 1998 increased $920,000 (22.5%) to $5,012,000 in 1998 from $4,092,000 in 1997. SG&A expenses as a percentage of net sales increased to 23.9% in 1998 from 21.4% in 1997. The increase in SG&A expenses for the quarter and for the year-to-date periods represents higher information systems expenditures and continued rebuilding of the sales, marketing and administrative infrastructure.

         Income from operations for the three months ended June 30, 1998 was $373,000 compared to a loss of $169,000 for the comparable period in 1997. Income from operations for the six months ended June 30, 1998 was $312,000 compared to a loss of $460,000 for the comparable period in 1997. The Company recorded a provision for income taxes of $46,000 for the second quarter and of $81,000 for the six month period ending June 30, 1998, attributed to its UK operations.

         Net income for the three months ended June 30, 1998 was $246,000 or $0.04 per diluted share in 1998 compared to a loss of $267,000 or $0.05 per diluted share in 1997. Net income for the six months ended June 30, 1998 was $54,000 or $0.01 per diluted share in 1998 compared to a loss of $645,000 or $0.11 per diluted share in 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations during the six month period ended June 30 provided cash of approximately $1,227,000 in 1998 and used cash of $22,000 in 1997. The improvement in cash flow from operations between 1998 and 1997 principally reflects the current period's net income and lower inventory levels. As of June 30, 1998, the Company had $604,000 in cash and cash equivalents. During the six months ended June 30, 1998, the Company used approximately $1,150,000 in cash to acquire property and equipment, principally for information systems and laboratory equipment.

         The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At June 30, 1998, the maximum that could be borrowed was $6,000,000 and approximately $4,470,000 was outstanding under the Credit Agreement. Year-to-date net borrowings on the revolver were approximately $389,000 as of June 30, 1998. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. As of June 30, 1998, the Company was in compliance with its financial covenants.

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


YEAR 2000

         The Company is subject to various risks associated with the Year 2000 ("Y2K") impact on information systems. External risk factors are principally related to the ability of the Company's customers and suppliers to address Y2K issues that may adversely impact the Company's operations if not corrected. The Company has performed a preliminary assessment of the Y2K impact on internal information systems. The assessment identified Y2K issues with respect to the Company's laboratory information system which may require either a significant investment in programming maintenance because of the existence of a legacy flat file system or in the replacement of the existing system. The company is evaluating enhanced capabilities of new laboratory information systems offering a more current technological architecture and related costs and expects to arrive at a decision later this year.

         Due to the large volume of electronic transmissions, the Company is also conducting inquiries of customers and key business partners to identify Y2K issues. The Company has contacted all of its critical vendors informing them it will require written confirmation that such vendors can be Y2K compliant by the end of 1998. In addition, the Company plans, at the beginning of 1999, to commence transmission of test results to its customers using a four digit year to determine which customers can and cannot receive such electronic results with a year field of four digits.

         Since embarking on the Y2K compliance program, the Company has incurred approximately $50,000 of expense and believes a similar amount will be incurred in each of the next three six-month periods. This estimate excludes any costs necessary to re-program or replace the laboratory information system described above. It should be noted that a major portion of investments in property and equipment during the last 30 months has been to rebuild the infrastructure in computer hardware and software. This replacement of hardware and software included Y2K compliance for various systems.

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the Company held on May 19, 1998, the Company's shareholders took the following actions:

         (a) The following directors were elected to serve until the next Annual
             Meeting:

         Joseph W. Halligan - 5,167,770 shares in favor and 92,881 shares withheld;. Richard D. Irwin - 5,179,410 shares in favor and 81,241 shares withheld; and Donald R. Stroben - 5,168,770 shares in favor and 91,881 shares withheld.

         (b) Ratification of the appointment of KPMG Peat Marwick LLP as Independent Public Accountants for the Company for the 1998 fiscal year, by a vote of 5,236,854 shares in favor, 8,720 shares against and 15,077 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K:

                None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PharmChem Laboratories, Inc.
                                 (Registrant)


Date:  August 4, 1998            By: /s/ David A. Lattanzio
                                     ----------------------------------
                                     David A. Lattanzio
                                     Chief Financial Officer and Vice President,
                                     Finance and Administration

                                 EXHIBIT INDEX


Exhibit
Number                    Description
-------                   -----------
  27                Financial Data Schedule