Form 10-Q
period 1998-09-30
PHARMCHEM LABORATORIES INC
filed 1998-11-10
CIK 876645

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________


                         COMMISSION FILE NUMBER 0-19371

                        PHARMCHEM LABORATORIES INC. [LOGO]
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of October 30, 1998, the registrant had outstanding 5,780,873 shares of Common Stock, no par value.



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

           Condensed Consolidated Balance Sheets at
           September 30, 1998 (unaudited) and December 31, 1997 (audited).............4

           Condensed Consolidated Statements of Operations
           (unaudited) for the Three and Nine Months ended
           September 30, 1998 and 1997................................................5

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           (unaudited) for the Three and Nine Months ended
           September 30, 1998 and 1997................................................6

           Condensed Consolidated Statements of
           Cash Flows (unaudited) for the Nine Months ended
           September 30, 1998 and 1997  ..............................................7

           Notes to Condensed Consolidated Financial Statements (unaudited)...........8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................................9


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders  .....................14

Item 5.    Other Information.........................................................14

Item 6.    Exhibits and Reports on Form 8-K  ........................................14


SIGNATURE  ..........................................................................15

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

                          PHARMCHEM LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        September 30,     December 31,
                                                                            1998             1997
                                                                          --------         --------
                                                                         (Unaudited)       (Audited)
                            ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                         $    895         $    372
        Accounts receivable, net                                             7,360            7,608
        Inventory                                                            1,703            1,609
        Prepaids and other current assets                                      639              456
                                                                          --------         --------
                TOTAL CURRENT ASSETS                                        10,597           10,045
                                                                          --------         --------

PROPERTY AND EQUIPMENT, net                                                  8,148            7,788
OTHER ASSETS                                                                 1,269            1,238
GOODWILL, net                                                                3,036            3,175
                                                                          --------         --------
TOTAL ASSETS                                                              $ 23,050         $ 22,246
                                                                          ========         ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                          $  3,258         $  4,081
        Current portion of long-term debt                                      334              503
        Accounts payable                                                     3,456            3,322
        Accrued compensation                                                   742              990
        Accrued collectors and other liabilities                             3,575            2,296
                                                                          --------         --------
                TOTAL CURRENT LIABILITIES                                   11,365           11,192

LONG-TERM DEBT, net of current portion                                         466              696
OTHER NONCURRENT LIABILITIES                                                   489              147
                                                                          --------         --------
                TOTAL LIABILITIES                                           12,320           12,035
                                                                          --------         --------

SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares authorized,
            5,779 and 5,750 shares issued and outstanding at
            September 30, 1998 and December 31, 1997, respectively          19,085           19,027
        Accumulated other comprehensive income                                 145               82
        Accumulated deficit                                                 (8,500)          (8,898)
                                                                          --------         --------
                TOTAL SHAREHOLDERS' EQUITY                                  10,730           10,211
                                                                          --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 23,050         $ 22,246
                                                                          ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                     -----------------------       -----------------------
                                                       1998           1997           1998           1997
                                                     --------       --------       --------       --------
NET SALES                                            $ 11,311       $ 10,037       $ 32,290       $ 29,098

COST OF SALES                                           8,175          8,402         23,698         23,572
                                                     --------       --------       --------       --------

GROSS PROFIT                                            3,136          1,635          8,592          5,526

OPERATING EXPENSES
        Selling, general and administrative             2,558          2,142          7,570          6,234
        Marketing rights and research                      11             10             51            177
        Amortization of goodwill                           47             47            139            139
                                                     --------       --------       --------       --------
               Total operating expenses                 2,616          2,199          7,760          6,550
                                                     --------       --------       --------       --------

INCOME (LOSS) FROM OPERATIONS                             520           (564)           832         (1,024)

Interest expense                                           83            105            272            289
Other expense (income), net                                (4)            (7)           (16)            (6)
                                                     --------       --------       --------       --------
               Total other expenses                        79             98            256            283
                                                     --------       --------       --------       --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           441           (662)           576         (1,307)

PROVISION FOR INCOME TAXES                                 97             --            178             --
                                                     --------       --------       --------       --------

NET INCOME (LOSS)                                    $    344       $   (662)      $    398       $ (1,307)
                                                     ========       ========       ========       ========


EARNINGS (LOSS) PER SHARE:
Basic                                                $   0.06       $  (0.12)      $   0.07       $  (0.23)
                                                     ========       ========       ========       ========
Diluted                                              $   0.06       $  (0.12)      $   0.07       $  (0.23)
                                                     ========       ========       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                   5,771          5,726          5,758          5,729
                                                     ========       ========       ========       ========
Diluted                                                 5,903          5,726          5,846          5,729
                                                     ========       ========       ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                          --------------------       --------------------
                                           1998         1997          1998         1997
                                          -------      -------       -------      -------
NET INCOME (LOSS)                         $   344      $  (662)      $   398      $(1,307)

OTHER  COMPREHENSIVE INCOME:
        Foreign currency translation           47            5            62           15
                                          -------      -------       -------      -------

COMPREHENSIVE INCOME (LOSS)               $   391      $  (557)      $   460      $(1,292)
                                          =======      =======       =======      =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              ---------------------
                                                                               1998          1997
                                                                              -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                     $   398       $(1,307)
        Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                Depreciation and amortization                                   1,487         1,431
                Provision for doubtful accounts                                   222           144
                Loss on disposition of property and equipment                       6             2
        Changes in operating assets and liabilities:
                Accounts receivable                                                26             2
                Inventory                                                         (94)         (406)
                Prepaids and other current assets                                (183)          325
                Other assets                                                      (30)          (10)
                Accounts payable and other accrued liabilities                  1,165           (16)
                Other noncurrent liabilities                                      342             9
                                                                              -------       -------
                     Net cash provided by operating activities                  3,339           174
                                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                              (1,714)       (1,932)
                                                                              -------       -------
                     Net cash used in investing activities                     (1,714)       (1,932)
                                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings (repayments) on revolving lines of credit, net          (823)        2,986
              Principal payments on long-term debt                               (399)       (1,037)
              Proceeds from exercise of stock options                              58           106
                                                                              -------       -------
                     Net cash provided by (used in) financing activities       (1,164)        2,055
                                                                              -------       -------
FOREIGN CURRENCY TRANSLATION                                                       62           (47)
                                                                              -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         523           250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  372           240
                                                                              -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   895       $   490
                                                                              =======       =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Earnings (Loss) per Share

        In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Earnings
(loss) per share amounts for all previously reported periods have been restated to conform with SFAS No. 128. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method. Options to purchase shares of the Company's common stock for the three and nine months ended September 30, 1997 were not included in the computation of diluted earnings per share because their effect would have been antidilutive. Options to purchase 10,000 shares of the Company's common stock at September 30, 1998 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $2.58 per share. Weighted average dilutive options of 132,000 and 87,000 were used in the computation of earnings per share for the three and nine month periods ending September 30, 1998, respectively.

        Effective March 24, 1998, the Company engaged in a stock option exchange program that repriced substantially all the then outstanding options having an exercise price above the then current market price of $2.375. The repriced options began vesting April 24, 1998 over a 48 month period. The exercise price for all 463,480 options exchanged was $2.375.

2.      Inventory

        Inventory represents laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at September 30, 1998 and December 31, 1997, respectively:

                                                             1998           1997
                                                            ------        ------
                                                               (In thousands)
            Laboratory materials ...................        $  496        $  412
            Collection materials ...................           952         1,072
            Products ...............................           255           125
                                                            ------        ------
                                                            $1,703        $1,609
                                                            ======        ======

3.      Debt

PharmChem maintains a revolving line of credit agreement ("Credit Agreement") with a bank. In August 1998, the Company amended its Credit Agreement to provide for $500,000 of additional borrowings under the revolver and for less restrictive financial covenants. At September 30, 1998, the maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,638,000 and $3,258,000, respectively.


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

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                           Three Months Ended September 30,          Nine Months Ended September 30,
                                         ------------------------------------     -------------------------------------
                                          1998       1997      1998     1997       1998       1997       1998     1997
                                         ------     ------    ------   ------     -------    ------     ------   ------
                                                                 (As a % of                               (As a % of
                                                                 net sales)                                net sales)
NET SALES:
  Public and private employers          $  4,624   $  4,324     40.9%    43.1%    $ 13,112   $ 12,686     40.6%    43.6%
  Criminal justice agencies                3,935      3,645     34.8     36.3       11,204     11,102     34.7     38.2
  Drug rehabilitation programs               394        340      3.5      3.4        1,174      1,089      3.6      3.7
  Domestic product sales & other             728        681      6.4      6.8        1,928      1,099      6.0      3.8
  Medscreen                                1,630      1,047     14.4     10.4        4,872      3,116     15.1     10.7
                                        --------   --------    -----    -----     --------   --------    -----    -----
        Total net sales                   11,311     10,037    100.0    100.0       32,290     29,098    100.0    100.0

COST OF SALES                              8,175      8,402     72.3     83.7       23,698     23,572     73.4     81.0
                                        --------   --------    -----    -----     --------   --------    -----    -----

GROSS PROFIT                               3,136      1,635     27.7     16.3        8,592      5,526     26.6     19.0
                                        --------   --------    -----    -----     --------   --------    -----    -----

OPERATING EXPENSES:
  Selling, general and administrative      2,558      2,124     22.6     21.3        7,570      6,234     23.4     21.4
  Marketing rights and research               11         10      0.1      0.1           51        177      0.2      0.6
  Amortization of goodwill                    47         47      0.4      0.5          139        139      0.4      0.5
                                        --------   --------    -----    -----     --------   --------    -----    -----
        Total operating expenses           2,616      2,199     23.1     21.9        7,760      6,550     24.0     22.5
                                        --------   --------    -----    -----     --------   --------    -----    -----

INCOME (LOSS) FROM OPERATIONS                520       (564)     4.6     (5.6)         832     (1,024)     2.6     (3.5)
                                        --------   --------    -----    -----     --------   --------    -----    -----

OTHER EXPENSES, net                           79         98      0.7      1.0          256        283      0.8      1.0
PROVISION FOR INCOME TAXES                    97         --      0.9       --          178         --      0.6       --
                                        --------   --------    -----    -----     --------   --------    -----    -----

NET INCOME (LOSS)                       $    344   $   (662)     3.0%    (6.6)%   $    398   $ (1,307)     1.2%    (4.5)%
                                        ========   ========    =====    =====     ========   ========    =====    =====


     Net sales for the three months ended September 30, 1998 increased $1,274,000 (12.7%) to $11,311,000 in 1998 from $10,037,000 in 1997. Medscreen, the Company's U.K. operation, reported a sales increase of $583,000 (55.7%) in part due to the awarding of the drug-testing contract for H.M Prisons, one of the largest agencies that conducts drug testing outside of the United States, and higher maritime collection accounts throughout the world. Domestic analysis revenues increased $644,000 (7.8%) reflecting increases across all customer categories and higher average selling prices of 3.7%. The Company's domestic specimen volume increased 3.6% from 1997 levels. Domestic product sales of PharmScreenTM On-site Screening Devices and PharmChek(R) Drugs of Abuse Patch (excluding analysis) increased slightly compared to the prior year period.

     Net sales for the nine months ended September 30, 1998 increased $3,192,000 (11.0%) to $32,290,000 in 1998 from $29,098,000 in 1997, principally due to a sales increase of $1,756,000 (56.4%) at Medscreen and higher domestic product sales of $829,000 (75.4%). Domestic average selling prices increased modestly and specimen volume decreased slightly.

     Cost of sales for the three months ended September 30, 1998 decreased $227,000 (2.7%) to $8,175,000 in 1998 from $8,402,000 in 1997. Cost of sales as a percentage of net sales decreased to 72.3% in 1998 from 83.7% in 1997. Gross profit as a percentage of net sales increased to 27.7% in 1998 from 16.3% in 1997, reflecting higher average selling prices and lower labor, material and results transmission costs.

     Cost of sales for the nine months ended September 30, 1998 increased $126,000 (0.5%) to $23,698,000 in 1998 from $23,572,000 in 1997. Cost of sales as a percentage of net sales decreased to 73.4% in 1998 from 81.0% in 1997. Gross profit as a percentage of net sales increased to 26.6% in 1998 from 19.0% in 1997. The improvement in gross profit for the current year's quarter and nine months reflects the realization of benefits of the Company's cost containment program announced late in 1997.

        Selling, general and administrative (SG&A) expenses for the three months ended September 30, 1998 increased $434,000 (20.4%) to $2,558,000 in 1998 from
$2,124,000 in 1997. SG&A expenses as a percentage of net sales increased to 22.6% in 1998 from 21.3% in 1997.

        SG&A expenses for the nine months ended September 30, 1998 increased $1,336,000 (21.4%) to $7,570,000 in 1998 from $6,234,000 in 1997. SG&A expenses as a percentage of net sales increased to 23.4% in 1998 from 21.4% in 1997. The increase in SG&A expenses for the quarter and for the year-to-date periods represents higher information systems expenditures and the continued rebuilding of the sales, marketing and administrative infrastructure.

        Income from operations for the three months ended September 30, 1998 was $520,000 compared to a loss of $564,000 for the comparable period in 1997. Income from operations for the nine months ended September 30, 1998 was $832,000 compared to a loss of $1,024,000 for the comparable period in 1997. The Company recorded a provision for income taxes of $97,000 for the third quarter and of $178,000 for the nine month period ending September 30, 1998, attributed principally to its UK operations.

        Net income for the three months ended September 30, 1998 was $344,000 or $0.06 per diluted share in 1998 compared to a net loss of $662,000 or $0.12 per diluted share in 1997. Net income for the nine months ended September 30, 1998 was $398,000 or $0.07 per diluted share in 1998 compared to a loss of $1,307,000 or $0.23 per diluted share in 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations during the nine month period ended September 30 provided cash of approximately $3,339,000 in 1998 and $174,000 in 1997. The improvement in cash flow from operations between 1998 and 1997 principally reflects the current period's net income and increased current liabilities. As of September 30, 1998, the Company had $895,000 in cash and cash equivalents. During the nine months ended September 30, 1998, the Company used approximately $1,714,000 in cash to acquire property and equipment, principally for information systems and laboratory equipment.

        The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At September 30, 1998, the maximum that could be borrowed was $5,638,000 and approximately $3,258,000 was outstanding under the Credit Agreement. Year-to-date net repayments on the revolver were approximately $823,000 as of September 30, 1998. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. As of September 30, 1998, the Company was in compliance with its financial covenants.

        In August 1998, the Company amended its Credit Agreement to provide for $500,000 of additional borrowings under the revolver and for less restrictive financial covenants.

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

YEAR 2000

        The Year 2000 ("Y2K") issue is the result of date-sensitive devices, systems and computer applications that were deployed using two digits rather than four digits to define the applicable year. Therefore, these technologies may improperly recognize a year containing "00" as 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations. The Company is subject to various risks associated with the Y2K impact on information systems software and hardware.

        The Company began its evaluation of and action steps to correct Y2K problems at the end of 1995 when it recorded a one-time restructuring charge of $8.8 million, which included $1.9 million to write-down certain information systems ("IS" assets). All of the IS assets written-down were inadequate to move the Company forward operationally. For the period January 1, 1996 through September 30, 1998, the Company has invested $5.0 million in new IS assets and related equipment which have been designed to enhance its operational capabilities as well as meet Y2K requirements.

        The Company has completed its assessment of the Y2K impact on internal information systems. The assessment identified operational inefficiencies and Y2K non-compliance of the existing laboratory information system ("LIS"). The Company has decided to replace its existing LIS with a new system that is also Y2K compliant. It is estimated that the decision process on vendor selection will be completed by the end of this year with implementation scheduled for the third quarter of 1999. The Company estimates the cost to purchase and install the new LIS and related hardware will be $750,000 to $1 million. Excluding the LIS expenditures, the Company estimates additional Y2K related expenditures of approximately $100,000 representing consulting costs and payroll for employees dedicated to Y2K projects. The Company expects to complete all Y2K projects by the end of the third quarter of 1999. All investments in information systems have been funded by internally generated cash, leases or bank financing.

        Due to the large volume of electronic transmissions, the Company is conducting inquiries of customers and key business partners to identify Y2K issues. The Company has contacted all of its critical vendors informing them it will require written confirmation that such vendors can be Y2K compliant by the end of 1998. Customers, business partners and vendors responses are currently being reviewed and evaluated. During the next several months, the Company plans to commence transmission of test results to its customers using a four digit year to determine which customers can and cannot receive such electronic results with a year field of four digits. The Company's internal drug test results reporting systems have been reprogrammed and tested in a parallel systems environment and the Company continues to test external results reporting services.

        The Company is in the process of developing contingency plans that consider scenarios whereby Y2K compliance is not significantly achieved by the Company and/or its key customers, business partners and vendors. The Company believes that the "most reasonably likely worst case Year 2000 scenario" would result from a failure of third party transportation systems which would prevent the Company from receiving specimens to test. These contingency plans, including scenarios involving providers of transportation services, are expected to be developed in mid-1999. Due to the general uncertainty inherent in the Y2K issues, resulting in part from the uncertainty of Y2K readiness of third party providers, suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K non-compliance will have a material impact on the Company's results of operations, liquidity or financial position.

PART II.       OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        (a)  Shareholder Proposals

             The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 18, 1998. Additionally, pursuant to the Company's By-laws, as amended, if a shareholder desires to bring business before an annual meeting of shareholders and does not attempt to have a proposal included in the proxy statement, the shareholder must give timely written notice to the Secretary of the Company before the annual meeting. To be timely, a shareholder's notice must be delivered to and received by the Secretary of the Company at least ninety days in advance of the anniversary date of the preceding year's annual meeting. The Company's 1998 Annual Meeting of Shareholders was held on May 19, 1998. Accordingly, a shareholder must provide written notice of shareholder business no later than February 19, 1999. Shareholder proposals not delivered and received by this date will be considered untimely.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

                Exhibit 3.03 - Amendment to By-Laws, dated October 21, 1998.

                Exhibit 10.22 - Form of Indemnification Agreement.

                Exhibit 10.33 - Modification to Loan & Security Agreement between Comerica Bank-California and PharmChem Laboratories, Inc., dated August 10, 1998

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

                                        PharmChem Laboratories, Inc.
                                        (Registrant)


Date:  October 30, 1998                 By: /s/ David A. Lattanzio
                                            ------------------------------------
                                            David A. Lattanzio
                                            Chief Financial Officer and Vice
                                            President, Finance and
                                            Administration (Principal Financial
                                            and Accounting Officer)

     EXHIBIT
     NUMBER                             DESCRIPTION
     ------                             -----------
  Exhibit 3.03  -        Amendment to By-Laws, dated October 21, 1998.

  Exhibit 10.22 -        Form of Indemnification Agreement.

  Exhibit 10.33 -        Modification to Loan & Security Agreement between
                         Comerica Bank-California and PharmChem Laboratories,
                         Inc., dated August 10, 1998

  Exhibit 27    -        Financial Data Schedule
