Form 10-K405
period 1998-12-31
PHARMCHEM LABORATORIES INC
filed 1999-03-26
CIK 876645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                          ----------------------
             COMMON STOCK                             NASDAQ NATIONAL MARKET

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of $4.00 as reported on the Nasdaq/NMS on January 29, 1999) was approximately $23,127,000. Shares of voting stock held by each executive officer and director and by each holder of 5% or more of the outstanding voting stock have been treated as shares held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of January 29, 1999 was 5,781,706.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the PharmChem Laboratories, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or before April 30, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report.

                          PHARMCHEM LABORATORIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX


 PART I.                                                                               PAGE
Item 1.    Business................................................................        3

Item 2.    Properties..............................................................        9

Item 3.    Legal Proceedings.......................................................       10

Item 4.    Submission of Matters to a Vote of Security Holders.....................       10

 PART II.

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters...       11

Item 6.    Selected Consolidated Financial Data....................................       12

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................................       13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .............       18

Item 8.    Financial Statements and Supplementary Data.............................       18

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure....................................................       40

 PART III.

Item 10.   Directors and Executive Officers of the Registrant......................       40

Item 11.   Executive Compensation..................................................       40

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........       40

Item 13.   Certain Relationships and Related Transactions..........................       40

 PART IV.

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K..........       40

Signatures.........................................................................       45

                                     PART I

ITEM 1. BUSINESS

        Unless the context indicates otherwise, all references herein to "PharmChem" or the "Company" include PharmChem Laboratories, Inc. and its wholly-owned subsidiary, Medscreen Limited ("Medscreen").

GENERAL

        PharmChem Laboratories, Inc. is a leading independent laboratory providing integrated drug testing services to corporate and governmental customers seeking to detect and deter the use of illegal drugs and alcohol. PharmChem is certified by the Substance Abuse and Mental Health Service Administration (SAMHSA) of the US Department of Health and Human Services, the College of American Pathologists (CAP) and a number of states to conduct drug testing using forensic procedures. The Company's domestic laboratories are certified under the Clinical Laboratory Improvement Amendments (CLIA) or have "deemed status" under CLIA as a result of state certification. The forensic procedures provide accurate and reliable test results and a chain of custody for each specimen from its collection to the reporting of its test result. PharmChem tests for a number of drugs of abuse, including cocaine, methamphetamine, heroin, phencyclidine (PCP), marijuana (THC) and alcohol, primarily by urinalysis but also with the PharmChek(R) Drugs of Abuse Patch (for testing with sweat). PharmChem also offers PharmScreen(R) on-site screening devices and a comprehensive set of services that are customized to assist customers in implementing cost-effective drug testing programs.

        PharmChem was incorporated in California in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation, which was founded in 1971. In 1991, the Company completed its initial public offering. In 1992, PharmChem expanded its operations through the acquisitions of London-based Medscreen (a certified laboratory providing international drug testing services) and of a certified laboratory in Fort Worth, Texas. The Company's customers include private and public employers, criminal justice agencies and drug treatment programs, primarily in the United States and in Europe.

INDUSTRY BACKGROUND

        Historically, the drug testing market has been served by national clinical laboratory chains, independent national drug testing laboratories, such as PharmChem, and numerous regional and local laboratories. Thousands of general clinical laboratories nationwide can conduct forensic and non-forensic drug testing, and are increasingly bidding on local contracts. Over the past several years, through consolidations, restructurings and bankruptcies, there has been a decline in the number of independent laboratories whose sole business is conducting forensic drug testing. Many corporate and governmental organizations are requiring drug testing laboratories to be certified to conduct forensic drug tests and to offer integrated cost-effective testing services. Also, many large organizations, particularly those in the public sector, use a competitive bidding procedure to select their drug testing laboratories. The bidding process for these competitive contracts is often limited to qualified bidders and certified drug testing laboratories, which can demonstrate the ability to meet the service and volume levels specified by the customer.

DRUG TESTING OPERATIONS

        The essential elements of forensic drug testing are a secure chain of custody for each specimen from its collection to the reporting of its test result and accurate and reliable testing in which a second independent test is performed to confirm each positive test result. PharmChem carefully controls each step of the testing process with detailed written procedures and using the specific forensic testing methods required for legal defensibility of results. The Company performs the largest portion of its testing at its laboratory in Menlo Park, California, which operates six days per week, 24 hours a day. The Company also provides complete testing services at its Texas Division in Fort Worth and its London-based subsidiary, Medscreen. The steps in the Company's forensic drug testing process by urinalysis, the Company's primary drug testing method, are as follows:

        Specimen Collection and Transportation. Forensic drug testing begins with specimen collection conducted under carefully controlled conditions. Once a donor has provided a specimen, it is assigned a unique specimen identification number. Information pertinent to the specimen is then recorded on a chain of custody form numbered to match the specimen bottle. Specimens, together with chain of custody forms, are delivered to PharmChem by courier or mail.

        Receiving and Accessioning. PharmChem receives specimens in its restricted accessioning rooms, where they are inspected for tampering and checked for proper chain of custody documentation. Specimens are identified and tracked using unique bar-coded laboratory accessioning numbers.

        Screening. Each specimen submitted is screened for the presence of the drugs specified by the customer. PharmChem performs in excess of 1,600,000 screening tests on more than 230,000 specimens per month to determine the presence of drugs. The screening methods used by the Company include enzyme immunoassay, radioimmunoassay (RIA) and thin layer chromatography (TLC).

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

        Reporting of Results. PharmChem transmits most of its test results electronically using various secure communication networks and through automated voice reporting systems. Upon release by a certifying scientist, each test result is made available by the Company's information systems to the customer's computer or secure facsimile machine, by telephonic inquiry or by mail delivery. The Company routinely reports results for specimens that screen negative within 24 hours of receipt in the laboratory and within 48 hours for specimens that require confirmation.

CUSTOMER SERVICES AND TECHNICAL SUPPORT

        PharmChem provides a variety of drug testing services which are customized to each customer's specific needs. The Company employs a customer service and technical support staff specializing in one or more of the following areas of service.

        Specimen Collection. PharmChem manages specimen collection services for a number of its customers. The Company maintains a list of more than 5,000 clinics and other organizations throughout the United States (US) and Puerto Rico that offer specimen collection services that comply with forensic drug-testing procedures. PharmChem's customer service staff identifies collectors conveniently located to customer sites, prepares customized specimen collection procedures, conducts training of collection personnel and monitors their performance. In 1998, PharmChem managed approximately 500,000 collections in the US, while Medscreen managed approximately 25,000 collections throughout the United Kingdom (UK) and at over 300 shipping ports throughout the world.

        Transportation. Most specimens are transported to PharmChem by overnight or same-day courier, or by mail. The Company offers special specimen transportation services for selected areas throughout the country, which provide for pickup of specimens before the close of each business day.

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

PHARMSCREEN(R) ON-SITE SCREENING DEVICE

        In recent years there has been a growing trend toward the use of on-site screening for drugs of abuse by a number of agencies, including some of the Company's customers. On-site screening relies upon portable diagnostic devices that may be used at the point of specimen collection to readily identify drugs of abuse in urine specimens. This technology is advantageous in that it provides virtually immediate test results.

        The Company offers a line of on-site screening devices to supplement its laboratory-based testing services. In 1996, PharmChem acquired marketing rights in non-clinical markets for PharmScreen(R), a portable, hand-held device used for on-site screening of drugs of abuse. In 1996, the US Food and Drug Administration (FDA) cleared PharmScreen(R) for detecting the use of cocaine, opiates (including heroin), amphetamines and methamphetamine. In 1997, the FDA cleared PharmScreen(R) for detecting PCP, benzodiazepines, barbiturates and methadone. PharmScreen(R) is available in single, dual, four and five test configurations and is currently being used by certain government agencies, including the Michigan Department of Corrections (Michigan DOC) and the Administrative Office of the United States Courts (Federal Probation). PharmScreen(R) provides only a preliminary analytical result, and a more specific alternative chemical method, such as GC/MS, is necessary to obtain a confirmed analytical result. Although sales of PharmScreen(R) by the Company have steadily increased, there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future.

PHARMCHEK(R) DRUGS OF ABUSE PATCH

        Since 1992, the Company has been investing in and developing PharmChek(R), a system that uses sweat to detect the use of illegal drugs, for use in the US. PharmChek(R) consists of a transparent polyurethane outer covering, a small absorbent pad and a release liner. A unique number is printed on the underside of the polyurethane layer for identification and anti-counterfeiting purposes. Flushing or employing a diuretic to rid the body of drugs of abuse do not affect PharmChek(R) test results, since the drugs in the sweat simply collect on the absorption pad until the pad is removed for analysis. PharmChek(R) may offer several other advantages over other drug detection systems currently available. It does not require the handling of urine or blood, which may be objectionable to some people. The use of sweat as a testing medium may lengthen the drug use detection period and decrease testing costs by reducing the need for specialized specimen collection facilities and staff.

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

        The Company has incurred significant costs in connection with the commercialization of PharmChek(R). To date, sales of PharmChek(R) by the Company have not been material and there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

        PharmChem sells its integrated drug testing services to corporate and governmental customers. The sales force uses a consultative selling approach, Premium Comprehensive Management(TM) (PCM) emphasizing the full scope of integrated services offered by the Company and customizing these services to meet customers' particular needs. PCM consists of providing customized services including a worldwide database of collection sites and on-call collections for rapid response; alternatives to laboratory urine testing including on-site screening devices such as PharmScreen(R), sweat testing with PharmChek(R) and hair testing; statistical reporting; centralized billing and other services.

CUSTOMERS

        PharmChem provides integrated drug testing services to three primary customer groups in the United States:

        Public and Private Employers. Public and private employers use drug testing as part of their hiring decisions in order to increase safety and reduce costs associated with drug abuse in the workplace. In addition, an increasing number of public and private employers test employees in certain positions on a periodic or random basis and test other employees upon reasonable suspicion of drug use. Sales of laboratory services and products to public and private employers accounted for 42%, 45% and 50% of the Company's total net sales in 1998, 1997 and 1996, respectively. Sales to Sears, Roebuck & Co. accounted for approximately 11%, 10% and 10% of the Company's total net sales in 1998, 1997 and 1996, respectively.

        Criminal Justice Agencies. Criminal justice agencies use drug testing results in criminal proceedings and to assist with making parole, drug treatment and probation decisions. In addition, these agencies use drug testing to monitor drug treatment of individuals under supervision and to track drug use trends within the United States. Sales of laboratory services and products to criminal justice agencies accounted for 39%, 41%, and 37% of the Company's total net sales in 1998, 1997 and 1996, respectively. Sales to Federal Probation accounted for approximately 18%, 17% and 19% of the Company's total net sales in 1998, 1997 and 1996, respectively.

        Drug Treatment Programs. Drug treatment programs use drug testing to monitor the treatment and rehabilitation of drug users in their care. Sales of laboratory services and products to drug treatment programs accounted for less than 5% of the Company's total net sales in 1998, 1997 and 1996.

        Medscreen, the Company's London-based subsidiary, accounted for 15%, 11%, and 8% of the Company's total net sales in 1998, 1997 and 1996, respectively. Medscreen's primary customers operate in the criminal justice, maritime, oil and transportation industries. During 1998, approximately 62% of Medscreen's sales were from UK-based customers with the balance from customers in other countries in Europe, Asia, Middle East and South America.

SUPPLIERS

        PharmChem is dependent upon a single supplier for the PharmChek(R) product. The Company is not dependent upon any other single supplier for its raw materials.

CONTRACTING

        Many of PharmChem's large potential customers, including the majority of public employers and criminal justice agencies, use a formal competitive bid process in which the potential customer provides a detailed specification of the drug testing services it requires. Because many of the Company's customers use a competitive bidding process, there is no assurance that the Company will be the successful bidder when such contracts are up for renewal. While price is an important factor, in most cases these organizations are not required to accept the lowest bid, but rather may choose the winning bidders on the basis of technical superiority and customer service.

        The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. PharmChem's contracts generally allow termination at the customer's discretion on short notice with little or no penalty. In particular, many contracts contain provisions that provide for termination for convenience. Although the Company's experience has been that its customers generally do not exercise these early termination rights, there can be no assurance that this will continue in the future. For some customers, the Company performs drug testing services under a standard service contract. With other customers, the Company has no formal contract. In these cases, the Company typically accepts and tests specimens for an agreed upon price which is generally renegotiated every twelve months. Backlog is not a significant statistic for the Company due to the short turnaround time for processing specimens.

COMPETITION

        The market for drug testing services became increasingly competitive in the early 1990's, and continues to be competitive. Drug testing laboratories compete primarily on the basis of customer service, technical capability and price. The Company believes it competes favorably in each of these categories. PharmChem has significantly expanded its scope of services and its average total price per specimen has increased slightly. PharmChem's competitors include national clinical laboratory companies, such as Smith-Kline Beecham Clinical Laboratories, Laboratory Corporation of America (National Health Laboratories/Roche Biomedical Laboratories) and Quest Diagnostics (formerly Corning Clinical Laboratories); independent national drug testing laboratories, such as Psychemedics Corporation and Medtox Scientific, Inc.; third party administrators; medical review officers; manufacturers and distributors of on-site screening devices and equipment; and numerous regional and local laboratories. The national clinical laboratories have greater financial, marketing, laboratory and related resources than the Company. In addition, some customers and potential customers of the Company operate their own drug testing facilities or may develop such facilities in the future. A majority of the Company's sales are derived from competitive bids, and the Company believes that competitive pressure with respect to these bids, particularly large multi-year contracts, has intensified.

CERTIFICATION AND GOVERNMENT REGULATION

        Laboratories which compete in the domestic forensic drug testing market generally must be certified by SAMHSA. In addition, some state and local jurisdictions require their own certification for testing of specimens involving their residents. Such state and local certifications are essential to the Company's business in each such respective jurisdiction. The Company's laboratories are currently certified by SAMHSA, CAP and certain state and local jurisdictions. Further, the Company's Texas laboratory is certified by CLIA and the California laboratory has received "deemed status" under CLIA as a result of its State of California certification. The Company believes it is certified in all jurisdictions in which it operates.

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

DOMESTIC AND FOREIGN OPERATIONS

        Refer to Note 10 to the Consolidated Financial Statements for reportable segment information and financial information about geographic areas.

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

EMPLOYEES

        As of December 31, 1998, the Company had approximately 300 full-time employees. PharmChem's employees are not represented by labor organizations. The Company considers relations with its employees to be good.

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

        The Company has completed its assessment of the Y2K impact on internal information systems. The assessment identified operational inefficiencies and Y2K non-compliance of the existing laboratory information system ("LIS"). The Company has commenced replacing its existing LIS with a new system that is Y2K ready. The new LIS is expected to be implemented in mid-third quarter of 1999. The Company estimates the cost to purchase and install the new LIS and related hardware will be approximately $1 million. Excluding the LIS expenditures, the Company estimates additional Y2K related expenditures of approximately $100,000 representing consulting costs and payroll for employees dedicated to Y2K projects.

        Due to the large volume of electronic transmissions, the Company has conducted inquiries of customers, vendors and key business partners to identify Y2K issues and continues to evaluate responses. During the second quarter of 1999, the Company will commence limited transmissions of test results to selected customers using a four digit year to determine which customers can and cannot receive such electronic results with a year field of four digits. The Company's various internal drug test results reporting systems have been reprogrammed and tested in a parallel systems environment and the Company continues to test external results reporting services. The Company has reviewed its facilities systems and found that many are not date sensitive. With respect to other facilities systems and financial accounting systems, the Company is in the process of obtaining documentation of Y2K compliance or replacing systems that are not Y2K compliant.

        For the period January 1, 1996 through December 31, 1998, the Company has invested $5.4 million in new IS assets which have been designed to enhance its operational capabilities as well as meet Y2K requirements. The Company expects to complete all Y2K projects at various dates through the end of the third quarter of 1999. All investments in information systems and other Y2K projects have been funded or are expected to be funded by internally generated cash, leases or bank financing

        The Company is in the process of refining its contingency plans to consider additional scenarios whereby Y2K readiness is not significantly achieved by the Company and/or its key customers, business partners and vendors. The Company believes that the "most reasonably likely worst case Year 2000 scenario" would result from a failure of third party transportation systems which would prevent the Company from receiving specimens to test. These contingency plans, including issues involving providers of transportation services, are expected to be completed in mid-1999. If the Company determines that any critical supplier is not Y2K compliant, it will seek alternate suppliers and, if it finds that alternate suppliers are not available, the Company will purchase inventory in advance in excess of normal purchase levels. In the event of information systems failures, the Company may utilize appropriate manual procedures or alternate information systems for an interim period. Due to the general uncertainty inherent in the Y2K issues, resulting in part from the uncertainty of Y2K readiness of third party providers, suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K non-compliance will have a material impact on the Company's results of operations, liquidity or financial position.


ITEM 2. PROPERTIES

        LOCATION                 USE           SQUARE FOOTAGE    REMAINING LEASE TERM
        --------                 ---           --------------    --------------------
   1505-A O'Brien Drive   World Headquarters       35,719                2 years
   Menlo Park, CA 94025     and Laboratory

   1275 Hamilton Court    Distribution Center      11,925             6 Months (1)
   Menlo Park, CA 94025

    7606 Pebble Drive     Texas Division and       15,000         2 years with a 5 year
   Fort Worth, TX 76118       Laboratory                                 option

     1A Harbour Quay           Medscreen           13,350        4 years with a 10 year
    100 Preston's Road     Headquarters and                              option
     London, E14 9PH          Laboratory
         England

----------

(1) The Company anticipates renewing the existing lease or securing comparable facilities elsewhere.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                         EXECUTIVE OFFICERS OF PHARMCHEM

          NAME               AGE               POSITION WITH THE COMPANY
          ----               ---               -------------------------
Joseph W. Halligan.......     54      President, Chief Executive Officer and
                                      Director

David A. Lattanzio.......     56      Vice President, Finance and Administration,
                                      Chief Financial Officer and Secretary

Neil A. Fortner..........     44      Vice President, Laboratory Operations

Elizabeth M. Lison.......     41      Vice President, Customer Service


Joseph L. Kurta..........     47      Vice President, Sales and Marketing

----------

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

        Mr. Lattanzio has been Vice President, Finance and Administration, and Chief Financial Officer since April 1996 and Secretary since January 1997. He is responsible for all business aspects of the Company's operations, including accounting, corporate finance, treasury, logistics, human resources and risk management. From 1995 to March 1996, Mr. Lattanzio performed private consulting for several companies, including the Company. He served as Vice President, Finance and Chief Financial Officer of Mission Foods from 1991 to 1995. Mr. Lattanzio holds a B.B.A. in Accounting from the University of Notre Dame and is a certified public accountant.

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

        Mr. Kurta has been Vice President, Sales and Marketing since joining the Company in March 1998. Mr. Kurta is responsible for sales, marketing and the commercial development of the Company's laboratory services and the PharmScreen(R) and PharmChek(R) product lines. Prior to joining the Company, Mr. Kurta served as Director of Business Development and Director of Sales and Marketing for the Unilab Corporation and served in various capacities at Damon Laboratories and Corning/Metpath Laboratories. From 1979 to 1986, Mr. Kurta owned and operated Spectrum Helicopters, Inc., Copter Quik Delivery Systems and Geriatric HealthCare Group. Mr. Kurta holds B.A. and M.S. degrees from Alfred University in New York.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

        The Company's Common Stock trades on The Nasdaq Stock Market under the symbol PCHM.

STOCK PRICES

        The following table summarizes the high and low closing bid prices for the Company's Common Stock by quarter for years 1998 and 1997, as reported by the Automated Quotation System of the National Association of Securities Dealers (Nasdaq). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                CALENDAR                              CALENDAR
                QUARTER     HIGH    LOW               QUARTER     HIGH   LOW
                -------     ----    ---               -------     ----   ---
                Q1 1998   $ 2.750 $ 2.188             Q1 1997   $ 5.313$ 3.875
                Q2 1998   $ 2.875 $ 2.125             Q2 1997   $ 4.375$ 3.500
                Q3 1998   $ 3.500 $ 2.250             Q3 1997   $ 4.125$ 2.625
                Q4 1998   $ 4.750 $ 2.375             Q4 1997   $ 3.250$ 2.000

        As of March 1, 1999, there were approximately 150 holders of record of PharmChem's Common Stock. A large number of shares were held in nominee name. Based upon information furnished by the Company's proxy solicitor, Skinner & Co., the Company believes it had approximately 1,500 shareholders as of the same date.

DIVIDENDS

        PharmChem has never paid cash dividends on its Common Stock. The Company plans to retain all earnings to further the operation and expansion of its business and therefore does not expect to pay dividends in the foreseeable future. The Company's current revolving credit agreement prohibits the declaration or payment of dividends.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                           1998           1997           1996          1995          1994
                                                         --------       --------       --------      --------       --------
                                                                         (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
        Net sales .................................      $ 43,172       $ 39,233       $ 41,255      $ 39,111       $ 33,640
        Cost of sales .............................        31,653         31,311         31,757        29,771         25,777
                                                         --------       --------       --------      --------       --------
            Gross profit ..........................        11,519          7,922          9,498         9,340          7,863
                                                         --------       --------       --------      --------       --------
        Selling, general and administrative
          expenses ................................         9,713          8,053          7,234         6,966          6,213
        Marketing rights and research costs .......            87            181          1,455         1,039            854
        Amortization of goodwill ..................           185            185            185           247            246
        Provision for doubtful accounts ...........           325            350            206           575             72
        Restructuring and unusual charges (1) .....            --             --             --         8,775             --
                                                         --------       --------       --------      --------       --------
   Total operating expenses .......................        10,310          8,769          9,080        17,602          7,385
                                                         --------       --------       --------      --------       --------
        Income (loss) from operations .............         1,209           (847)           418        (8,262)           478
        Other expenses, net .......................           288            389            372           368            279
                                                         --------       --------       --------      --------       --------
        Income (loss) before income taxes .........           921         (1,236)            46        (8,630)           199
        Provision for (benefit from) income taxes .           286             34             --        (1,819)           148
                                                         --------       --------       --------      --------       --------
        Net income (loss) .........................      $    635       $ (1,270)      $     46      $ (6,811)      $     51
                                                         ========       ========       ========      ========       ========

        Basic earnings (loss) per share ...........      $   0.11       $  (0.22)      $   0.01      $  (1.23)      $   0.01
                                                         ========       ========       ========      ========       ========
        Diluted earnings (loss) per share .........      $   0.10       $  (0.22)      $   0.01      $  (1.23)      $   0.01
                                                         ========       ========       ========      ========       ========
        Basic weighted average shares outstanding .         5,764          5,734          5,622         5,542          5,510
                                                         ========       ========       ========      ========       ========
        Diluted weighted average shares outstanding         6,238          5,734          5,710         5,542          5,560
                                                         ========       ========       ========      ========       ========

        Cash dividends per share ..................            --             --             --            --             --
                                                         ========       ========       ========      ========       ========

CONSOLIDATED BALANCE SHEET DATA:
        Working capital (deficiency) ..............      $   (319)      $ (1,147)      $  1,707      $  4,283       $  4,243
        Total assets ..............................        22,063         22,246         21,647        22,236         28,306
        Long-term debt, net of current portion ....           656            696          1,205         3,401          1,972
        Shareholders' equity ......................        10,910         10,211         11,431        11,026         17,767



(1) In 1995, the Company recorded a provision for restructuring and unusual charges of $8.8 million related to the marketing rights and development of PharmChek(R), computer and peripheral equipment, Medscreen goodwill and other unusual charges.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                              THREE MONTHS ENDED DECEMBER 31,             TWELVE MONTHS ENDED DECEMBER 31,
                                              -------------------------------             --------------------------------
                                            1998        1997      1998      1997        1998        1997       1998       1997
                                          --------    --------    -----     -----     --------    --------     -----     -----
                                                                  (As a % of net                                (As a % of net
                                                                      sales)                                        sales)
NET SALES:
 Public and private employers analyses    $  4,328    $  4,632     39.8%     45.7%    $ 17,440    $ 17,318      40.4%     44.1%
 Criminal justice agencies analyses ..       4,010       3,403     36.8      33.6       15,214      14,505      35.2      37.0
 Drug rehabilitation programs analyses         407         352      3.8       3.5        1,581       1,447       3.7       3.7
 Domestic product shipments & other ..         600         601      5.5       5.9        2,528       1,700       5.9       4.3
 Medscreen ...........................       1,537       1,147     14.1      11.3        6,409       4,263      14.8      10.9
                                          --------    --------    -----     -----     --------    --------     -----     -----
  Total net sales ....................      10,882      10,135    100.0     100.0       43,172      39,233     100.0     100.0

 COST OF SALES .......................       7,955       7,739     73.1      76.4       31,653      31,311      73.3      79.8
                                          --------    --------    -----     -----     --------    --------     -----     -----

 GROSS PROFIT ........................       2,927       2,396     26.9      23.6       11,519       7,922      26.7      20.2
                                          --------    --------    -----     -----     --------    --------     -----     -----

 OPERATING EXPENSES:
Selling, general and administrative ..       2,364       1,890     21.7      18.6        9,713       8,053      22.5      20.5
 Marketing rights and research costs .          37           5      0.3       0.0           87         181       0.2       0.5
 Amortization of goodwill ............          46          46      0.4       0.5          185         185       0.4       0.5
 Provision for doubtful accounts .....         103         278      1.0       2.8          325         350       0.7       0.9
                                          --------    --------    -----     -----     --------    --------     -----     -----
  Total operating expenses ...........       2,550       2,219     23.4      21.9       10,310       8,769      23.8      22.4
                                          --------    --------    -----     -----     --------    --------     -----     -----

INCOME (LOSS) FROM OPERATIONS ........         377         177      3.5       1.7        1,209        (847)      2.9      (2.2)
                                          --------    --------    -----     -----     --------    --------     -----     -----

OTHER EXPENSES, net ..................          32         106      0.3       1.0          288         389       0.7       0.9
PROVISION FOR INCOME TAXES ...........         108          34      1.0       0.3          286          34       0.7       0.1
                                          --------    --------    -----     -----     --------    --------     -----     -----

NET INCOME (LOSS) ....................    $    237    $     37      2.2%      0.4%    $    635    $ (1,270)      1.5%     (3.2)%
                                          ========    ========    =====     =====     ========    ========     =====     =====

        1998 Compared to 1997. Net sales increased 10.0% to $43,172,000 in 1998 from $39,233,000 in 1997. This increase is attributed primarily to sales increases of 49% at Medscreen and 37% of product shipments (excluding related analyses). Medscreen's 1998 results reflect a full year of the HM Prisons contract. Sales of PharmScreen(R) increased 73% attributed to the gaining popularity of the single, dual, four and five test configurations. The Company's total urinalysis volume increased 3.5% to almost 2,800,000 specimens and average selling prices increased 4.7% from 1997 levels. Net sales for the 1998 fourth quarter of $10,882,000 increased 7.4% from the prior year, primarily reflecting higher Medscreen sales.

                Cost of sales for the year increased 1.1% to $31,653,000 in 1998 from $31,311,000 in 1997. Cost of sales as a percentage of net sales decreased to 73.3% in 1998 from 79.8% in 1997 and reflects improved operating efficiencies and favorable results from the Company's cost containment program initiated in 1997, principally in the areas of direct labor and results transmissions. Gross profit as a percentage of net sales increased to 26.7% in 1998 from 20.2% in 1997 reflecting improved profit margins. Cost of sales for the 1998 fourth quarter of $7,955,000 increased slightly from the prior year due to increased specimen volume.

                Selling, general and administrative (SG&A) expenses for the year increased 20.6% to $9,713,000 in 1998 from $8,053,000 in 1997. The percent of
SG&A expenses to net sales increased to 22.5% in 1998 from 20.5% in 1997. SG&A expenses for the 1998 fourth quarter increased 25.1% to $2,364,000. These increases reflect the Company's continued rebuilding of the sales, marketing, information systems and administrative infrastructure and higher depreciation expenses.

                Income from operations for the year was $1,209,000 in 1998 compared to a loss from operations of $847,000 in 1997. Other expense, which includes interest expense and interest income, decreased to $288,000 in 1998 from $389,000 in 1997 due to lower average debt levels in 1998. The Company recorded a provision for income taxes of $286,000 in 1998.

                Net income for the year was $635,000 in 1998 compared to a net loss of $1,270,000 in 1997. The Company reported net income of $237,000 in the 1998 fourth quarter compared to net income of $37,000 in 1997.

        1997 Compared to 1996. Net sales decreased 4.9% to $39,233,000 in 1997 from $41,255,000 in 1996. This decrease is attributed to urinalysis sales decreases of 13% to criminal justice agencies and the August 1996 awarding of the US Army contract to another laboratory, which more than offset sales increases of 23% at Medscreen and higher PharmScreen(R) and PharmChek(R) product sales. The Company's total urinalysis volume decreased 15% to 2,681,000 specimens from 1996 levels. Net sales for the 1997 fourth quarter of $10,135,000 increased slightly from the prior year, reflecting higher product sales and Medscreen sales partially offset by lower criminal justice sales.

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

                Selling, general and administrative (SG&A) expenses for the year increased 11.3% to $8,053,000 in 1997 from $7,234,000 in 1996. The percent of
SG&A expenses to net sales increased to 20.5% in 1997 from 17.5% in 1996. SG&A expenses for the 1997 fourth quarter increased 25% to $2,215,000. These increases reflect the Company's continued rebuilding of the sales, marketing, information systems and administrative infrastructure.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations during the years ended December 31, 1998, 1997 and 1996 provided cash of approximately $4,596,000, $1,140,000 and $2,827,000, respectively. The increase in cash flow from operations between 1998 and 1997 reflects the Company's improved operations and better working capital management incorporated by the Company. The decrease in cash flow from operations between 1997 and 1996 principally reflects the net loss reported by the Company in 1997.

        As of December 31, 1998 and 1997, PharmChem had $802,000 and $372,000 in cash and cash equivalents, respectively. During 1998, the Company had net pay downs on the revolving line of credit of $1,702,000 and used $2,889,000 to acquire property and equipment. In addition, the Company successfully completed a sale-leaseback transaction involving computer software. During 1997, the Company had net borrowings on the revolving line of credit of $3,079,000 which were used to acquire $2,798,000 of property and equipment and to reduce term debt and capital lease obligations by $1,339,000.

        On December 5, 1997, PharmChem entered into a new revolving credit agreement ("Credit Agreement") whereby the maximum line of credit was increased to $6,000,000. Proceeds from the Credit Agreement were used to immediately repay the revolver balance outstanding under the Company's previous credit agreement. The Credit Agreement permits borrowings of 85% of qualified accounts receivable, bears interest at the bank reference rate plus 1.0% (8.75% at December 31, 1998) and is secured by a lien on all assets of the Company. The mark-up of 1.0% over the reference rate can, under certain conditions, be reduced to 0.5%. At December 31, 1998, the available maximum that could be borrowed under the Credit Agreement was $4,486,000. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain ratios of working capital and net worth and restricts the payment of dividends. On August 10, 1998, the Credit Agreement was amended to provide for $500,000 of additional borrowing capacity (which was never accessed) through September 1998 and to provide for greater flexibility with respect to certain financial covenants. As of December 31, 1998, the Company was in compliance with all covenants with the exception of exceeding the limitation on annual capital expenditures, for which the Company obtained a waiver.

        The Company anticipates that existing cash balances, amounts available under the Credit Agreement and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures through 1999.

FACTORS AFFECTING OPERATING RESULTS

        PharmChem is subject to a number of risks which could affect operating results and liquidity, which risks include, among others, the following:

        Competition and Customer Contracts. The drug testing industry in which PharmChem competes is often characterized by competitive bidding which results in the award of contracts based on technical superiority, customer service and price. The Company competes for customer contracts against firms that may have greater financial, marketing, laboratory and related resources. The market for drug testing services became increasingly competitive in the 1990's, and continues to be competitive. A majority of the Company's sales arise out of competitively bid contracts. While many of the Company's contracts have multi-year terms, most contracts are subject to discretionary termination on short notice by the Company's customers. In particular, many contracts contain provisions that provide for termination for convenience. In addition, relatively few of the Company's contracts call for minimum contract amounts or payments. Although the Company's historical experience has been that customers generally use its services for the entire length of the contract term, early termination of a substantial contract, if not replaced by comparable contracts, could have a material adverse effect on the Company.

        PharmChek(R) Drugs of Abuse Patch. Since 1992, the Company has been investing in and developing PharmChek(R), a system which uses sweat to detect the use of illegal drugs, for use in the US. To date, sales of PharmChek(R) have not been material and there is no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future. While the company that developed PharmChek(R) has obtained patents relating to its technology, there is no assurance as to the validity of such patents, that the products marketed by the Company will be covered by such patents, that competitors will not infringe upon such patents or successfully design similar or competing products that do not infringe upon such patents, or that the company that obtained the patents will continue to be able to deliver products to the Company. The Company had incurred significant costs in connection with the commercialization of PharmChek(R).

        Customer Concentration. The Company's two largest customers combined accounted for approximately 29%, 27% and 29% of the Company's sales in 1998, 1997 and 1996, respectively. The loss of these contracts, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. The Company has in the past failed to renew significant contracts which has had adverse effects on the Company. See "Competition and Customer Contracts" above.

        Certification. The Company is certified by SAMHSA, CAP and a number of states to conduct drug testing using forensic procedures. Further, the Company's Texas laboratory is certified by CLIA and the California laboratory has received "deemed status" under CLIA as a result of its State of California certification. Certification is essential to the Company's business because some of its customers are required to use certified laboratories, and many of its customers look to certification as an indication of accuracy and reliability of results. In order to remain certified, the Company is subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements to which the Company is subject could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on the Company.

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

        Credit Availability. PharmChem maintains a revolving credit agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The credit agreement contains certain financial covenants, with which the Company anticipates that it will be able to comply with throughout 1999, although there can be no assurance that such compliance will be maintained.

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

        Year 2000. The Year 2000 ("Y2K") issue is the result of date-sensitive devices, systems and computer applications that were deployed using two digits rather than four digits to define the applicable year. Therefore, these technologies may improperly recognize a year containing "00" as 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations. The Company is subject to various risks associated with the Y2K impact on information systems software and hardware. The Company began its evaluation of and action steps to correct Y2K problems at the end of 1995 when it recorded a one-time restructuring charge of $8.8 million, which included $1.9 million to write-down certain information systems ("IS") assets. All of the IS assets written-down were inadequate to move the Company forward operationally. For the period January 1, 1996 through December 31, 1998, the Company has invested $5.4 million in new IS assets which have been designed to enhance its operational capabilities as well as meet Y2K requirements. All investments in information systems and other Y2K projects have been funded or are expected to be funded by internally generated cash, leases or bank financing.

        The Company has completed its assessment of the Y2K impact on internal information and facilities systems. The assessment identified operational inefficiencies and Y2K non-compliance of the existing laboratory information system ("LIS"). The Company is in the process of replacing its existing LIS with a new system that is Y2K compliant and the implementation is scheduled to be completed by the end of the third quarter of 1999. The Company estimates the cost to purchase and install the new LIS and related hardware will be approximately $1 million. Excluding the LIS expenditures, the Company estimates additional Y2K related expenditures of approximately $100,000 representing consulting costs and payroll for employees dedicated to Y2K projects.

        Due to the large volume of electronic transmissions, the Company has conducted inquiries of customers, vendors and key business partners to identify Y2K issues and continues to evaluate responses. Customers, business partners and vendors responses are currently being reviewed and evaluated. During the second quarter of 1999, the Company will commence limited transmissions of test results to selected customers using a four digit year to determine which customers can and cannot receive such electronic results with a year field of four digits. The Company's various internal drug test results reporting systems have been reprogrammed and tested in a parallel systems environment and the Company continues to test external results reporting services. The Company has reviewed its facilities systems and found that many are not date sensitive. With respect to other facilities systems and financial accounting systems, the Company is in the process of obtaining documentation of Y2K compliance or replacing systems that are not Y2K compliant. The Company expects to complete all Y2K projects at various dates through the end of the third quarter of 1999.

        The Company is in the process of refining its contingency plans to consider additional scenarios whereby Y2K compliance is not significantly achieved by the Company and/or its key customers, business partners and vendors. The Company believes that the "most reasonably likely worst case Year 2000 scenario" would result from a failure of third party transportation systems which would prevent the Company from receiving specimens to test. These contingency plans, including issues involving providers of transportation services, are expected to be completed in mid-1999. If the Company determines that any critical supplier is not Y2K compliant, it will seek alternate suppliers and, if it finds that alternate suppliers are not available, the Company will purchase inventory in advance in excess of normal purchase levels. In the event of information systems failures, the Company may utilize appropriate manual procedures or alternate information systems for an interim period. Due to the general uncertainty inherent in the Y2K issues, resulting in part from the uncertainty of Y2K readiness of third party providers, suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K non-compliance will have a material impact on the Company's results of operations, liquidity or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        PharmChem is subject to market risk with respect to its debt outstanding and foreign currency transactions: The Company's revolving credit agreement carries interest at the prime rate plus 1.0%. As the prime rate increases, the Company will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime rate. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 85% in pound sterling and 15% in US currency. During 1998 and 1997, Medscreen's net sales represented 15% and 11%, respectively, of the Company's total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, the Company does not intend to engage in hedging transactions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index at page 40, Item 14. (a) (1).

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of PharmChem Laboratories, Inc.:

        We have audited the accompanying consolidated balance sheets of PharmChem Laboratories, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmChem Laboratories, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG LLP

San Francisco, California
February 12, 1999

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of PharmChem Laboratories, Inc.:

        We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows of PharmChem Laboratories, Inc. and subsidiary (the Company) for the year ended December 31, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PharmChem Laboratories, Inc. and its subsidiary for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP

San Jose, California
February 13, 1997

                                 PHARMCHEM LABORATORIES, INC.

                                 CONSOLIDATED BALANCE SHEETS

                                        (IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                        ---------------------------
                                                                          1998               1997
                                                                        --------           --------
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                       $    802           $    372
        Accounts receivable, net of allowance for doubtful
            accounts of $562 and $468, respectively                        6,522              7,608
        Inventory                                                          1,525              1,609
        Prepaids and other current assets                                    719                456
                                                                        --------           --------
                TOTAL CURRENT ASSETS                                       9,568             10,045
                                                                        --------           --------

PROPERTY AND EQUIPMENT, net                                                8,508              7,788
OTHER ASSETS                                                                 997              1,238
GOODWILL, net of accumulated amortization
         of $6,241 and $6,056, respectively                                2,990              3,175
                                                                        --------           --------
                                                                        $ 22,063           $ 22,246
                                                                        ========           ========


                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Revolving line of credit                                        $  2,379           $  4,081
        Current portion of long-term debt                                    465                503
        Accounts payable                                                   3,123              3,322
        Accrued compensation                                               1,155                990
        Accrued collectors and other liabilities                           2,765              2,296
                                                                        --------           --------
                TOTAL CURRENT LIABILITIES                                  9,887             11,192
                                                                        --------           --------

LONG TERM DEBT, net of current portion                                       656                696
OTHER NONCURRENT LIABILITIES                                                 610                147
                                                                        --------           --------
                TOTAL LIABILITIES                                         11,153             12,035
                                                                        --------           --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 10,000 shares authorized,
     5,782 and 5,750 shares issued and outstanding at December            19,090             19,027
     31, 1998 and 1997, respectively
        Accumulated other comprehensive income                                83                 82
        Accumulated deficit                                               (8,263)            (8,898)
                                                                        --------           --------
                TOTAL SHAREHOLDERS' EQUITY                                10,910             10,211
                                                                        --------           --------
                                                                        $ 22,063           $ 22,246
                                                                        ========           ========



          See accompanying notes to consolidated financial statements.

                                 PHARMCHEM LABORATORIES, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED  DECEMBER 31,
                                                         ----------------------------------------------
                                                           1998               1997               1996
                                                         --------           --------           --------
NET SALES                                                $ 43,172           $ 39,233           $ 41,255
COST OF SALES                                              31,653             31,311             31,757
                                                         --------           --------           --------
GROSS PROFIT                                               11,519              7,922              9,498
                                                         --------           --------           --------
OPERATING EXPENSES:
        Selling, general and administrative                 9,713              8,053              7,234
        Marketing rights and research costs                    87                181              1,455
        Amortization of goodwill                              185                185                185
        Provision for doubtful accounts                       325                350                206
                                                         --------           --------           --------
                    Total operating expenses               10,310              8,769              9,080
                                                         --------           --------           --------
INCOME (LOSS) FROM OPERATIONS                               1,209               (847)               418
                                                         --------           --------           --------
OTHER  EXPENSE, net:
        Interest expense                                      293                397                435
        Interest income                                        (3)                (8)               (63)
        Other                                                  (2)                --                 --
                                                         --------           --------           --------
                    Other expense, net                        288                389                372
                                                         --------           --------           --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               921             (1,236)                46
PROVISION FOR INCOME TAXES                                    286                 34                 --
                                                         --------           --------           --------

NET INCOME (LOSS)                                        $    635           $ (1,270)          $     46
                                                         ========           ========           ========

EARNINGS (LOSS) PER SHARE:
        Basic                                            $   0.11           $  (0.22)          $   0.01
                                                         ========           ========           ========
        Diluted                                          $   0.10           $  (0.22)          $   0.01
                                                         ========           ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic                                               5,764              5,734              5,622
                                                         ========           ========           ========
        Diluted                                             6,238              5,734              5,710
                                                         ========           ========           ========



          See accompanying notes to consolidated financial statements.

                                 PHARMCHEM LABORATORIES, INC.

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                        (IN THOUSANDS)


                                                       YEAR ENDED  DECEMBER 31,
                                              ------------------------------------------
                                               1998             1997              1996
                                              -------          -------           -------
NET INCOME (LOSS)                             $   635          $(1,270)          $    46

OTHER COMPREHENSIVE INCOME (LOSS):
        Foreign currency translation                1              (62)              147
                                              -------          -------           -------

COMPREHENSIVE INCOME (LOSS)                   $   636          $(1,332)          $   193
                                              =======          =======           =======



          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                                                               ACCUMULATED
                                              COMMON STOCK                        OTHER         TOTAL
                                         ---------------------    ACCUMULATED COMPREHENSIVE  SHAREHOLDERS'
                                          SHARES       AMOUNT       DEFICIT       INCOME       EQUITY
                                         --------     --------     --------      --------      --------
BALANCE AT DECEMBER 31, 1995                5,587     $ 18,703     $ (7,674)     $     (3)     $ 11,026
        Exercise of stock options             108          212           --            --           212
        Foreign currency translation           --           --           --           147           147
        Net income                             --           --           46            --            46
                                         --------     --------     --------      --------      --------
BALANCE AT DECEMBER 31, 1996                5,695       18,915       (7,628)          144        11,431
        Exercise of stock options              55          112           --            --           112
        Foreign currency translation           --           --           --           (62)          (62)
        Net loss                               --           --       (1,270)           --        (1,270)
                                         --------     --------     --------      --------      --------
BALANCE AT DECEMBER 31, 1997                5,750       19,027       (8,898)           82        10,211
        EXERCISE OF STOCK OPTIONS              32           63           --            --            63
        FOREIGN CURRENCY TRANSLATION           --           --           --             1             1
        NET INCOME                             --           --          635            --           635
                                         --------     --------     --------      --------      --------
BALANCE AT DECEMBER 31, 1998                5,782     $ 19,090     $ (8,263)     $     83      $ 10,910
                                         ========     ========     ========      ========      ========



          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                 FOR YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                             1998            1997             1996
                                                                            -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                   $   635         $(1,270)        $    46
        Adjustments to reconcile net income (loss) to net
            Cash provided by operating activities:
                Depreciation and amortization                                 1,999           1,917           1,979
                Provision for doubtful accounts                                 325             350             206
                Loss (gain) on dispositions and sales of equipment               (2)              6             (51)
                Deferred gain on sale of equipment                              (82)             --              --
        Change in operating assets and liabilities:
                Accounts receivable                                             761             210             627
                Inventory                                                        84            (595)            674
                Income tax refund receivable                                     --             351            (351)
                Prepaids and other current assets                              (263)            315             (71)
                Other noncurrent assets                                         241            (252)            216
                Accounts payable and other accrued liabilities                  435             100            (587)
                Other noncurrent liabilities                                    463               8             139
                                                                            -------         -------         -------
                        Net cash provided by operating activities             4,596           1,140           2,827
                                                                            -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                  (2,889)         (2,798)         (2,731)
        Proceeds from sales of equipment                                        439              --             230
                                                                            -------         -------         -------
                        Net cash used in investing activities                (2,450)         (2,798)         (2,501)
                                                                            -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings (repayments) on revolving lines of credit, net            (1,702)          3,079            (848)
        Proceeds from financing leases                                          435              --           1,203
        Principal payments on long-term debt and capital leases                (513)         (1,339)         (1,447)
        Proceeds from exercise of stock options                                  63             112             212
                                                                            -------         -------         -------
              Net cash provided by (used in) financing activities            (1,717)          1,852            (880)
                                                                            -------         -------         -------

        Foreign currency translation                                              1             (62)            147
                                                                            -------         -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            430             132            (407)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  372             240             647
                                                                            -------         -------         -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $   802         $   372         $   240
                                                                            =======         =======         =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest,  net of $153,  $46 and $0 capitalized in
    1998, 1997 and 1996, respectively                                       $   305         $   376         $   548
                                                                            =======         =======         =======
    Cash paid for taxes                                                     $     1         $     3         $    --
                                                                            =======         =======         =======



          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.  THE COMPANY

    PharmChem Laboratories, Inc. is a leading independent laboratory providing integrated drug testing services. PharmChem tests for a number of drugs of abuse, primarily by urinalysis. In addition to forensic drug testing, PharmChem offers a range of services which are customized to assist customers in implementing cost-effective drug testing programs. PharmChem's customers include private and public employers, criminal justice agencies and drug treatment programs primarily in the United States and the United Kingdom (UK).


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of the PharmChem Laboratories, Inc. and its wholly-owned subsidiary, Medscreen Limited ("Medscreen"), a UK company (collectively referred to as the "Company"), after elimination of all intercompany accounts and transactions. The functional currency of Medscreen is the local currency.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash balances and all highly liquid investments with original maturities of three months or less at the date of purchase. At December 31, 1998 and 1997, cash and cash equivalents consist of demand deposits maintained at established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

CONCENTRATIONS OF CREDIT RISK

     The Company is subject to a number of risks which include, among others, competition related to customer contracts, development and marketing of PharmChek(R) and PharmScreen(R), customer concentration and laboratory certification. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables and debt. The Company has cash investment policies that limit investments to short-term, low risk instruments. At December 31, 1997, one customer accounted for approximately 17% of the accounts receivable balance. Although two customers accounted for approximately 29%, 27% and 29% of the Company's sales for the years ended December 31, 1998, 1997 and 1996, respectively, concentrations of credit risk with respect to trade receivables are mitigated by (i) one of the customers is a federal government agency; (ii) the remaining customer base is diversified among many corporate industries and other government agencies; (iii) the Company's ongoing credit evaluation process; and (iv) the allowance for doubtful accounts.

                          PHARMCHEM LABORATORIES, INC.

INVENTORY

    Inventory is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. At December 31, inventory consisted of the following:


                                                    1998           1997
                                                   ------         ------
                                                      (In thousands)
Laboratory materials .............                 $  529         $  412
Collection materials .............                    801          1,072
Products .........................                    195            125
                                                   ------         ------
                                                   $1,525         $1,609
                                                   ======         ======

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives. Leasehold improvements and equipment held under capital leases are amortized over the lease term. At December 31, property and equipment consisted of the following:



                                                 USEFUL LIVES     1998          1997
                                                  IN YEARS       -------       ------
                                                  --------
                                                                     (In thousands)
          Lab equipment........................   5 to 10         $6,920       $7,066
          Computer hardware and software.......   3 to 10          5,107        3,861
          Office equipment.....................   3 to 7             500          493
          Furniture, other fixtures and .......   3 to 10            785          765
          Leasehold improvements...............      -             3,942        3,822
          Construction in progress.............      -             2,113        1,692
                                                                 -------       ------
                                                                  19,367       17,699
          Less: accumulated depreciation and
             amortization......................                  (10,859)      (9,911)
                                                                 -------       ------
          Property and equipment, net..........                   $8,508       $7,788
                                                                 =======       ======

    The Company capitalizes software development costs for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, the Company capitalized $1,590,000 and $1,856,000 of software development costs in 1998 and 1997, respectively, related to systems supporting the Company's infrastructure.

    Expenditures for maintenance and repairs are expensed as incurred. Costs of major replacements and betterments are capitalized. When property is retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the appropriate accounts and any gain or loss is included in the statement of operations.

                          PHARMCHEM LABORATORIES, INC.

LONG-LIVED ASSETS, INCLUDING GOODWILL

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews, as circumstances dictate, the carrying amount of its long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. Recoverability is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value. Management believes that no impairment of long-lived assets has occurred during the three years ended December 31, 1998.

    Goodwill consists of the excess of cost over the fair value of the net assets of businesses acquired and is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $185,000 each year.

REVENUE AND OTHER DEFERRED CREDITS

    Revenue is recognized upon completion of laboratory analyses of specimens submitted by customers and at the time of shipment for products. Deferred credits include deferred rent and deferred service revenues. Deferred rent represents unrealized rent abatements granted by the lessor of the facility occupied by Medscreen, and is being amortized on a straight-line basis as a reduction to rent expense over the remaining lease term. Deferred service revenues represents amounts billed in advance of laboratory analysis performed. Deferred revenues expected to be realized beyond one year are classified as other noncurrent liabilities.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK BASED-COMPENSATION

    The Company accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company continues to measure compensation expense for awards granted to employees and directors under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The exercise price of options granted under the Company's stock option plans is equal to the market price of the Company's stock on the date of grant, and accordingly, no compensation cost has been recorded under APB No. 25.

                          PHARMCHEM LABORATORIES, INC.

EARNINGS (LOSS) PER SHARE

    The Company computes and discloses its earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The fair values of revolving credit agreements, long-term debt and notes payable do not materially differ from their carrying amounts since the majority of such debt bears interest at variable rates and the fixed rate obligations generally have near-term maturities or have matured.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform to current year presentation.


3.  DEBT

    Revolving credit agreement and capitalized lease obligations at December 31 consist of the following:

                                                                                          1998             1997
                                                                                        -------          -------
                                                                                              (In thousands)
Revolving credit agreement pursuant to a revolving loan agreement .............         $ 2,379          $ 4,081
Obligations under capitalized leases, due in monthly installments through 2001, secured by laboratory equipment, office equipment and computer
    software, interest rates ranging from 6% to 10%............................           1,121            1,164

Other .........................................................................               -               35
                                                                                        -------          -------
                                                                                          3,500            5,280
Less: current portion and revolving line of credit ............................          (2,844)          (4,584)
                                                                                        -------          -------
Long-term portion .............................................................         $   656          $   696
                                                                                        =======          =======

    On December 5, 1997, PharmChem entered into a new revolving credit agreement ("Credit Agreement") whereby the maximum line of credit was increased to $6,000,000. Proceeds from the Credit Agreement were used to immediately repay the revolver balance outstanding under the Company's previous credit agreement. The Credit Agreement permits borrowings of 85% of qualified accounts receivable, bears interest at the bank reference rate plus 1.0% (8.75% at December 31, 1998) and is secured by a lien on all assets of the Company. The mark-up of 1.0% over the reference rate can, under certain conditions, be reduced to 0.5%. At December 31, 1998, the available maximum that could be borrowed under the Credit Agreement was $4,486,000.

                          PHARMCHEM LABORATORIES, INC.

    The Credit Agreement contains certain financial covenants, which among others, require the Company to maintain certain ratios of working capital and net worth and restricts the payment of dividends. On August 10, 1998, the Credit Agreement was amended to provide for $500,000 of additional borrowing capacity (which was never accessed) through September 1998 and to provide for greater flexibility with respect to certain financial covenants. The weighted average interest rate for 1998 and 1997 was 9.2% and 9.1%, respectively. At December 31, 1998, the Company was in compliance with all covenants with the exception of exceeding the limitation on annual capital expenditures, for which the Company obtained a waiver.

    The Company has leased certain laboratory equipment, office equipment and computer software with an original cost of approximately $2,139,000 and $2,197,000 under capital lease agreements at December 31, 1998 and 1997, respectively. The accumulated depreciation of such leased equipment was approximately $691,000 and $779,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, the future minimum lease payments, together with the present value of the net minimum lease payments under these agreements, were as follows (in thousands):

             1999 ......................................................    $546
             2000 ......................................................     524
             2001 ......................................................     177
             2002 ......................................................       -
                                                                          ------
                           Total minimum lease payments ................   1,247
                           Less: amount representing interest ..........   (126)
                                                                          ------
                           Present value of net minimum lease payments .  $1,121
                                                                          ======


4.  INCOME TAXES

    The income (loss) before income taxes based upon the geographic locations of the Company's operations consisted of the following for the year ended December 31:

                                          1998            1997             1996
                                         -------         -------          -------
                                                     (In thousands)
Domestic .......................         $   148         $(1,552)         $  (144)
Foreign ........................             773             316              190
                                         -------         -------          -------
        Consolidated............         $   921         $ 1,236          $    46
                                         =======         =======          =======

                          PHARMCHEM LABORATORIES, INC.

    The provision for income taxes consisted of the following for the year ended December 31:

                                            1998      1997      1996
                                            ----      ----      ----
                                                 (In thousands)
Current:
        Federal ......................      $  -      $  -      $  -
        State ........................         5         -         -
        Foreign ......................       129         -         -
                                            ----      ----      ----
            Total current ............       134         -         -
                                            ----      ----      ----
Deferred:
        Federal ......................        83         -         -
        State ........................        27         -         -
        Foreign ......................        42        34         -
                                            ----      ----      ----
            Total deferred ...........       152        34         -
                                            ----      ----      ----
            Provision for income taxes      $286      $ 34      $  -
                                            ====      ====      ====

    The deferred tax provision in 1997 represents the partial utilization of foreign net operating losses previously recorded as a deferred tax asset at the statutory rate. As a result, the deferred tax asset decreased by $34,000. No provision has been recorded on foreign income in 1996 because of the utilization of tax loss carryforwards. Undistributed earnings of the Company's foreign subsidiary are not significant. The provision for income taxes is reconciled with the federal statutory rate for the year ended December 31 as follows:

                                                          1998        1997        1996
                                                         -----       -----       -----
                                                                (In thousands)
    Tax provision (benefit) computed at the federal
     statutory tax rate ...........................      $ 313       $(420)      $  16
    State taxes, net of federal tax benefit .......         13         (30)          3
    Utilization of net operating loss carryforwards       (146)          -           -
    Effects of foreign operations .................         (1)        (27)          -
    Amortization of goodwill ......................        131          44          66
    Change in the beginning of the year
    valuation allowance ...........................        (24)        438         (83)
    Other .........................................          -          29          (2)
                                                         -----       -----       -----
                   Provision for income taxes......      $ 286       $  34       $   -
                                                         =====       =====       =====

                          PHARMCHEM LABORATORIES, INC.

    The major components of temporary differences which give rise to the deferred tax accounts at December 31 are as follows:

                                                             1998          1997
                                                            -------       -------
                                                               (In thousands)
Current deferred tax assets:
          Reserves and accruals ......................      $   653       $   373
          Net operating loss carryforwards ...........          188             -
                                                            -------       -------
              Total gross current asset ..............          841           373
          Deferred tax valuation allowance ...........         (523)         (219)
                                                            -------       -------
                                 Net current asset ...      $   318       $   154
                                                            =======       =======
Non-current deferred tax assets:
          Net operating loss carryforwards ...........      $   657       $ 1,064
          Difference between book and tax depreciation          396            93
          Capital loss carryforwards .................          171             -
          Restructuring and unusual charges ..........            -           526
          Research tax credit carryforwards and other           281           449
                                                            -------       -------
              Total gross non-current asset ..........        1,505         2,132
          Deferred tax asset valuation allowance .....         (927)       (1,255)
                                                            -------       -------
              Net non-current asset ..................      $   578       $   877
                                                            =======       =======

    The deferred tax asset accounts are classified with "Other current assets" and "Other assets" on the accompanying Consolidated Balance Sheets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset will be realized in the future primarily from the generation, in subsequent years, of US source taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are lowered or are lower than currently estimated. The valuation allowance increased (decreased) by $(24,000), $438,000 and $(434,000) in 1998, 1997 and 1996, respectively.

    As of December 31, 1998, the Company has net operating loss carryforwards for federal and state income tax reporting purposes of approximately $2,281,000 and $1,295,000, respectively. The federal loss carryforwards expire between 2008 and 2012 and the state loss carryforwards expire between 1999 and 2003. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

    The Internal Revenue Service ("IRS") examined the Company's income tax returns for years 1990 to 1995, and issued a Notice of Deficiency resulting from the IRS challenging the deductibility of research expenses related to the development of the PharmChek(R) sweat patch device. The Company has appealed the Notice of Deficiency with an IRS Appeals Officer and has received a preliminary assessment that no amounts are due. However, the ruling remains subject to appeal.

                          PHARMCHEM LABORATORIES, INC.

5.  INCENTIVE STOCK PLANS

1997 AND 1988 INCENTIVE STOCK PLANS

    In May 1997, the Company's shareholders approved the 1997 Incentive Stock Plan ("the 1997 Plan") whereby stock options, including incentive stock options, non-qualified options, restricted shares, performance shares, bonus shares and stock appreciation rights may be granted to employees, consultants and directors, for up to 500,000 shares of common stock. This 1997 Plan, which expires in 2007, is administered by the Officers Compensation Committee of the Board of Directors ("the Committee"). The Committee shall determine the term of each stock option (up to a maximum of ten years) and the exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Except as otherwise provided, options will be exercisable with respect to 6.25% of the shares corresponding to the grant on the first day of each of the first sixteen calendar quarters after the grant date. As of December 31, 1998, 210,059 options have been granted and no options have been canceled or exercised under the 1997 Plan.

    In November 1988, the Company adopted the 1988 Incentive Stock Plan ("the 1988 Plan"). Under this 1988 Plan, nonstatutory options and stock purchase rights may be granted to employees and consultants, while incentive stock options may only be granted to employees, for up to a total of 1,280,000 shares of common stock. The 1988 Plan, which expired in 1998, was administered by the Committee. Options granted under the 1988 Plan vest generally over a 48-month period and expire ten years after date of grant.

     Effective March 24, 1998 the Company engaged in a stock option exchange program that effectively repriced all then outstanding options having an exercise price above the then current market price of $2.375 ("Repriced granted/canceled" in the following table). The repriced options began vesting effective April 24, 1998 over a 48-month period. The exercise price for all options exchanged was $2.375.

                          PHARMCHEM LABORATORIES, INC.

     Options to purchase approximately 244,081, 309,753 and 206,000 shares of common stock under both plans were exercisable at December 31, 1998, 1997 and 1996 respectively. As of December 31, 1998, incentive stock options and non-qualified stock options were outstanding. Option information for the periods presented is as follows:

                                                                OPTIONS OUTSTANDING
                                                      -----------------------------------------
                                        OPTIONS                                        WEIGHTED
                                        AVAILABLE       NUMBER                         AVERAGE
                                        FOR GRANT     OF SHARES          RANGE          PRICE
                                        ---------     ---------       ------------     -------
      Balance at December 31, 1995       138,482        779,531        $0.25-$4.75      $2.82
                                        --------       --------       ------------      -----
             Granted .............      (191,000)       191,000          3.25-4.63       3.69
             Canceled ............       165,565       (165,565)         0.25-4.00       2.29
             Exercised ...........             -       (108,145)         0.25-2.00       1.94
                                        --------       --------       ------------      -----
      Balance at December 31, 1996       113,047        696,821          0.25-4.75       3.32
                                        --------       --------       ------------      -----
             Additional shares
              approved ...........       500,000              -                  -          -
             Granted .............       (40,000)        40,000          3.00-4.38       3.56
             Canceled ............        52,631        (52,631)         0.25-3.25       2.04
             Exercised ...........             -        (55,286)         2.00-3.25       2.06
                                        --------       --------       ------------      -----
      Balance at December 31, 1997       625,678        628,904          2.00-4.75       3.55
                                        --------       --------       ------------      -----
             1988 Plan expiration         (7,739)             -                  -          -
             Granted .............      (370,250)       370,250          2.38-3.13       2.45
             Canceled ............        42,252        (42,252)         2.00-4.63       3.31
             Exercised ...........             -        (18,394)         2.00-2.38       2.02
             Repriced granted ....      (463,480)       463,480               2.38       2.38
             Repriced canceled ...       463,480       (463,480)         3.25-4.75       3.95
                                        --------       --------       ------------      -----
      Balance at December 31, 1998       289,941        938,508        $2.00-$3.13      $2.95
                                        ========       ========       ============      =====

1992 DIRECTOR OPTION PLAN

     In May 1992, the Company adopted the 1992 Director Option Plan ("the Director Plan") and reserved 250,000 shares of common stock for issuance under this plan. On March 22, 1997, the Director Plan was amended to provide for grants to outside directors only. The options vest over a 48-month period and expire five years from the date of grant. Options are granted at fair market value and the plan expires in 2002. Options to purchase approximately 37,601, 88,332 and 97,912 shares of common stock were exercisable at December 31, 1998, 1997 and 1996 respectively. Option information for the periods presented is as follows:

                          PHARMCHEM LABORATORIES, INC.

                                                          OPTIONS OUTSTANDING
                                                 ----------------------------------------
                                   OPTIONS                                       WEIGHTED
                                  AVAILABLE       NUMBER                         AVERAGE
                                  FOR GRANT      OF SHARES          RANGE         PRICE
                                  --------       ---------      ------------     --------
Balance at December 31, 1995       120,626        120,000        $2.00-$8.75      $4.59
                                  --------       --------       ------------      -----
       Granted .............       (10,000)        10,000               4.50       4.50
       Canceled ............             -              -                  -          -
       Exercised ...........             -              -                  -          -
                                  --------       --------       ------------      -----
Balance at December 31, 1996       110,626        130,000          2.00-8.75       3.32
                                  --------       --------       ------------      -----
       Granted .............       (10,000)        10,000               5.25       5.25
       Canceled ............        30,000        (30,000)              8.75       8.75
       Exercised ...........             -              -                  -          -
                                  --------       --------       ------------      -----
Balance at December 31, 1997       130,626        110,000          2.00-5.25      $3.52
                                  --------       --------       ------------      -----
       Granted .............       (15,000)        15,000          2.50-2.63       2.58
       Canceled ............        62,187        (62,187)         2.00-5.25       4.05
       Exercised ...........             -        (12,813)              2.00       2.00
                                  --------       --------       ------------      -----
Balance at December 31, 1998       177,813         50,000        $2.00-$5.25      $2.38
                                  ========       ========       ============      =====

    The following summarizes information about all stock option plans at December 31, 1998:

                     OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
------------------------------------------------------------------------    -------------------------
                                                            WEIGHTED AVG.                    WEIGHTED
                                              WEIGHTED       REMAINING                       AVERAGE
     RANGE OF              OPTIONS             AVERAGE      CONTRACTUAL       OPTIONS        EXERCISE
  EXERCISE PRICE         OUTSTANDING       EXERCISE PRICE      LIFE         EXERCISABLE       PRICE
  --------------         -----------       --------------   -----------     -----------     ---------
    $     2.000            108,278            $2.000         5.3 Years        105,706         $2.000
          2.375            779,230             2.375         9.3 Years        146,067          2.375
      2.50-5.25            101,000             3.126         7.0 Years         29,909          3.273
    -----------            -------            ------         ---------        -------         ------
    $2.00-$5.25            988,508            $2.411         8.6 Years        281,682         $2.330
    ===========            =======            ======         =========        =======         ======

PROFORMA INFORMATION

    The Company continues to apply APB No. 25 in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. Had compensation cost for the Company's stock based compensation plans been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's proforma net income (loss) and earnings (loss) per share for the years ended December 31 would have been as follows:

                          PHARMCHEM LABORATORIES, INC.

                                                        1998          1997            1996
                                                     ---------     ---------       ---------
                                                     (In thousands, except per share amounts)
 Net income (loss), as reported ...............      $     635     $  (1,270)      $      46
 Net income (loss), pro forma .................            278        (1,737)           (203)
 Basic earnings (loss) per share, as reported .           0.11         (0.22)           0.01
 Basic earnings (loss) per share, pro forma ...           0.05         (0.30)          (0.04)
 Diluted earnings (loss) per share, as reported           0.10         (0.22)           0.01
 Diluted loss per share, pro forma ............           0.05         (0.30)          (0.04)

    The weighted average fair values of options granted during 1998, 1997 and 1996 were $1.44, $2.31 and $2.09, respectively. The fair value of each grant is estimated on the date of grant using the Binomial option pricing model with the following weighted average assumptions: risk-free interest rate ranging from approximately 4.6% to 6.4%, corresponding to government securities with original maturities similar to the estimated option life; option lives ranging from 3 to 5 years; annual volatility of the Company's stock price ranging from 80% to 89%; and a dividend yield of 0%. The above proforma amounts include compensation expense for options granted since January 1, 1995, and may not be representative of that to be expected in future years.


6.  EARNINGS PER SHARE

The calculations of basic and diluted earnings (loss) per share are as follows:

                                                                     1998           1997         1996
                                                                    ------      ---------       ------
                                                                 (In thousands, except per share amounts)
    Net income (loss) ........................................      $  635      $  (1,270)      $   46
                                                                    ======      =========       ======
    Denominator for basic earnings (loss) per share -
        weighted average common shares .......................       5,764          5,734        5,622
    Dilutive stock options ...................................         474              -           88
                                                                    ------      ---------       ------
    Denominator for diluted earnings (loss) per share ........       6,238          5,734        5,710
                                                                    ======      =========       ======
            Basic earnings (loss) per share ..................      $ 0.11      $   (0.22)      $ 0.01
                                                                    ======      =========       ======
            Diluted earnings (loss) per share ................      $ 0.10      $   (0.22)      $ 0.01
                                                                    ======      =========       ======

        Options to purchase 5,000 and 379,480 shares of the Company's common stock at December 31, 1998 and 1996, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market share price of the Company's common stock of $4.63 and $3.96, respectively. All options to purchase shares of the Company's common stock at December 31, 1997 were not included in the computation of diluted loss per share as their effect would have been antidilutive.

                          PHARMCHEM LABORATORIES, INC.

7.  PROFIT SHARING PLAN

    The Company has a 401(k) plan (the "Plan") which is available to all employees who have reached age 18 and have completed at least one year of service. The Plan provides that each participant may contribute a portion of his or her salary, within certain limits set forth in the US Internal Revenue Code, as amended. The Company will make a matching contribution of 10% of the amount contributed by each participant and may make additional matching or discretionary profit sharing contributions. The Company's contributions vest after three years of service. Total contribution expense recorded by the Company for 1998, 1997 and 1996 was $46,000, $41,000, and $20,000, respectively.


8.  COMMITMENTS

    Future minimum lease payments under noncancellable leases for the Company's office, laboratory and warehouse space at December 31, 1998 were as follows (in thousands):

                                                          AMOUNT
                                                          ------
     1999 ..........................................        $723
     2000 ..........................................         703
     2001 ..........................................         375
     2002 ..........................................         177
     2003 ..........................................         104
     2004 and thereafter ...........................           -
                                                          ------
         Total commitments .........................      $2,082
                                                          ======

     Rental expense for operating leases amounted to approximately $1,199,000, $944,000 and $825,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In connection with the original employment and relocation of one employee, the Company has committed to participate in the purchase of the employee's residence. Pursuant to this commitment, the Company has an outstanding loan to the employee of $109,000 at December 31, 1998 and 1997. This loan is included in "Other assets" in the accompanying consolidated balance sheets. The loan is due upon the earliest of 2001 or the occurrence of certain maturity events defined in the agreement. The loan is secured by a deed of trust on the residence and earns contingent interest on the net proceeds, as defined, upon the sale of the employee's residence, termination of employment or other maturity events. In certain circumstances, the Company is contingently liable for a portion of the mortgage payments, insurance costs and property taxes, until such time as the property is sold.


9.  LITIGATION

    The Company is the defendant in certain legal matters which are normal for the industry in which the Company operates. Management believes that these matters, both individually and in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

                          PHARMCHEM LABORATORIES, INC.

10. REPORTABLE SEGMENTS

    The Company adopted SFAS No. 131, "Dislosures about Segments of an Enterprise and Related Information," effective December 31, 1998. Prior period amounts have been restated to conform to the presentation required by SFAS No.
131. The Company has two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment serves primarily the United Kingdom and also includes the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by the Company's California and Texas operations and the International segment is serviced by Medscreen, the Company's London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements. The Company evaluates segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about the Company's segments as of and for the years ended December 31 is as follows:

                                                       DOMESTIC     INTERNATIONAL     TOTAL
                                                       --------     -------------     -----
                                                                 (In thousands)
         1998:    Net sales from external
                   customers ........................   $36,764         $6,408       $43,172
                  Depreciation and amortization .....     1,731            268         1,999
                  Segment profit ....................       584            810         1,394
                  Segment assets ....................    16,324          5,739        22,063
                  Expenditures for segment assets....     2,550            339         2,889

         1997:    Net sales from external
                  customers .........................   $34,970         $4,263       $39,233
                  Depreciation and amortization .....     1,669            248         1,917
                  Segment profit (loss) .............   (1,031)            369         (662)
                  Segment assets ....................    17,158          5,088        22,246
                  Expenditures for segment assets ...     2,715             83         2,798

         1996:    Net sales from external customers..   $37,781         $3,474       $41,255
                  Depreciation and amortization           1,754            225         1,979
                  Segment profit ....................       372            231           603
                  Segment assets ....................    16,652          4,995        21,647
                  Expenditures for segment assets ...     2,668             63         2,731

    Two customers of the Domestic segment accounted for the following as a percentage of the Company's consolidated net sales for the year ended December 31:

                                          1998        1997        1996
                                          ----        ----        ----
         Customer A ....................  18.3%       17.1%       18.7%
         Customer B ....................  11.1%       10.1%       10.3%

                          PHARMCHEM LABORATORIES, INC.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized selected quarterly financial data is as follows:

                                                                    QUARTER ENDED
                                                 -----------------------------------------------------
                                                   3/31           6/30           9/30          12/31
                                                 --------       --------       --------       --------
                                                       (In thousands, except per share amounts)
1998
Net sales .................................      $  9,528       $ 11,451       $ 11,311       $ 10,882
Gross profit ..............................         2,220          3,236          3,136          2,927
Net income (loss) .........................          (192)           246            344            237
Basic earnings (loss) per share ...........      $  (0.03)      $   0.04       $   0.06       $   0.04
Diluted earnings (loss) per share .........      $  (0.03)      $   0.04       $   0.06       $   0.04
Basic weighted average shares outstanding .         5,751          5,758          5,771          5,780
Diluted weighted average shares outstanding         5,751          5,826          5,903          6,254

1997
Net sales .................................      $  9,058       $ 10,003       $ 10,037       $ 10,135
Gross profit ..............................         1,902          1,989          1,635          2,396
Net income (loss) .........................          (378)          (267)          (662)            37
Basic earnings (loss) per share ...........      $  (0.07)      $  (0.05)      $  (0.12)      $   0.01
Diluted earnings (loss) per share .........      $  (0.07)      $  (0.05)      $  (0.12)      $   0.01
Basic weighted average shares outstanding .         5,714          5,719          5,726          5,729
Diluted weighted average shares outstanding         5,714          5,719          5,726          5,772

                          PHARMCHEM LABORATORIES, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

    These items have been omitted in accordance with the General Instructions to Form 10-K and are answered by reference to those portions of the Registrant's definitive proxy statement with respect to the 1999 Annual Meeting of Shareholders which contain the information required by these items. The Registrant will file with the Commission not later than 120 days after the end of the fiscal year covered by this report such definitive proxy statement pursuant to Regulation 14A. Information regarding executive officers of the Company is contained in Part I of this Annual Report on Form 10-K under caption "Executive Officers of PharmChem."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS.

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     IN THIS
                                                                                     REPORT
                                                                                     ------
        Report of KPMG LLP, Independent Auditors .................................      19

        Report of Arthur Andersen LLP, Independent Public Accountants ............      20

        Consolidated Balance Sheets at December 31, 1998 and 1997 ................      21

        Consolidated Statements of Operations for the years ended December 31,
          1998, 1997 and 1996 ....................................................      22

        Consolidated Statements of Comprehensive Income (Loss) for the years ended
          December 31, 1998, 1997 and 1996 .......................................      23

        Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1998, 1997 and 1996 .......................................      24


        Consolidated Statements of Cash Flows for the years ended December 31,
          1998, 1997 and 1996 ....................................................      25

        Notes to Consolidated Financial Statements ...............................      26

          (a)  (2) FINANCIAL STATEMENT SCHEDULE

        Schedule II--Valuation and Qualifying Accounts ...........................      44

    All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Consolidated Financial Statements or notes thereto.

    (a) (3) EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT

3.01(1)        Amended and Restated Articles of Incorporation dated August 21,
               1991.

3.02(2),(14)   Bylaws, as amended through October 21, 1998.


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

10.06(4)       1992 Director Option Plan.

10.07(4)       Form of Director Option Agreement.

10.08(9)       Amendment to 1992 Director Option Plan dated February 28, 1996.

10.09(9)       Amendment to 1992 Director Option Plan dated March 4, 1997.

10.10(11)      1997 Equity Incentive Plan.

10.11(11)      Form of Stock Option Agreement (Nonstatutory Stock Option) in
               connection with the 1997 Equity Incentive Plan

10.12(11)      Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

10.13(1)       401(k) Plan.

10.14(9)       Amendment to 401(k) Plan dated August 25, 1996.

10.15          Amendment to 401(k) Plan dated September 15, 1998.

10.16(1)       Lease Agreements for the Company's offices in Menlo Park,
               California dated October 21, 1988 and September 11, 1990, respectively.

10.17(8)       Lease Amendment for the Company's offices in Menlo Park,
               California dated November 30, 1995.

10.18(9)       Lease Amendment for the Company's offices in Menlo Park,
               California dated March 6, 1996.

10.19(5)       Harbour Quay (London) Lease Documents.

10.20(9) Lease Agreement for the Company's offices in Fort Worth, Texas dated October 24, 1991.

10.21(9) Lease Amendment for the Company's offices in Fort Worth, Texas dated December 8, 1992.

10.22(9) Lease Amendment for the Company's offices in Fort Worth, Texas dated February 9, 1996.

10.23(14)      Form of Indemnification Agreement.

10.24(13)      Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated December 5, 1997.

10.25(13)      Security Agreement (all assets) between Comerica Bank of
               California and PharmChem


               Laboratories, Inc. dated December 5, 1997.

10.26 (14)     Amendment to Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated August 10.

10.27(4),(12)  License and Supply Agreement with Sudormed, Inc. dated March 10,
               1992.

10.28(5),(12)  License and Supply Agreement with Sudormed, Inc. dated October
               25, 1993. Supply Agreement with SolarCare Technologies
               Corporation dated August 1, 10.295,12 1993.

10.30(8),(12)  First Amendment to Supply Agreement dated December 1, 1995.

10.31(11)      Master Lease Purchase Agreement dated December 18, 1995 with
               Fidelity Leasing Corporation and Lease Purchase Addenda in
               connection therewith.

10.32(11)      Master Equipment Lease dated March 17, 1996 with Olympus
               Commercial Credit.

16.01(10)      Letter dated April 8, 1997 from Arthur Andersen LLP to the
               Commission.

21.01          List of Subsidiaries.

23.01          Consent of KPMG LLP.

23.02          Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule.

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

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.



    (b) REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 1998.

    (c) EXHIBITS
                      See (a) (3) above.

    (d) FINANCIAL STATEMENT SCHEDULE
                      See (a) (2) above.

                          PHARMCHEM LABORATORIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                           BALANCE AT   CHARGED TO                   BALANCE AT
                           BEGINNING    COSTS AND     DEDUCTIONS        END
DESCRIPTION                OF PERIOD     EXPENSES    (WRITE-OFFS)    OF PERIOD
-----------                ---------    ---------    ------------    ---------
Allowance for
Doubtful Accounts

Year ended:
December 31, 1996            $462          $206          $ 58          $610
                             ====          ====          ====          ====
December 31, 1997            $610          $350          $492          $468
                             ====          ====          ====          ====
December 31, 1998            $468          $325          $231          $562
                             ====          ====          ====          ====

SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MENLO PARK, STATE OF CALIFORNIA, ON THIS 9TH DAY OF MARCH, 1999.


                              PHARMCHEM LABORATORIES, INC.


                              BY: /S/   Joseph W. Halligan
                                  ---------------------------------------
                                        JOSEPH W. HALLIGAN
                                  President and Chief Executive Officer


                                POWER OF ATTORNEY

    KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Halligan, acting individually, as such person's true and lawful attorney-in-fact and agent, with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                            TITLE                          DATE
       --------------------------  ----------------------------------       -------------


       /s/ Joseph W. Halligan
       -------------------------
        Joseph W. Halligan         President, Chief Executive Officer       March 9, 1999
                                   and Director (Principal Executive
                                   Officer)

       /s/ David A. Lattanzio
       -------------------------
        David A. Lattanzio         Chief Financial Officer, Vice            March 9, 1999
                                   President, Finance and
                                   Administration (Principal
                                   Accounting and Financial Officer)
                                   and Secretary

       /s/ Richard D. Irwin
       -------------------------
           Richard D. Irwin        Chairman of the Board and Director       March 9, 1999


       /s/ Donald R. Stroben
       -------------------------
           Donald R. Stroben       Director                                 March 9, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT

3.01(1)        Amended and Restated Articles of Incorporation dated August 21,
               1991.

3.02(2),(14)   Bylaws, as amended through October 21, 1998.


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

10.06(4)       1992 Director Option Plan.

10.07(4)       Form of Director Option Agreement.

10.08(9)       Amendment to 1992 Director Option Plan dated February 28, 1996.

10.09(9)       Amendment to 1992 Director Option Plan dated March 4, 1997.

10.10(11)      1997 Equity Incentive Plan.

10.11(11)      Form of Stock Option Agreement (Nonstatutory Stock Option) in
               connection with the 1997 Equity Incentive Plan

10.12(11)      Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

10.13(1)       401(k) Plan.

10.14(9)       Amendment to 401(k) Plan dated August 25, 1996.

10.15          Amendment to 401(k) Plan dated September 15, 1998.

10.16(1)       Lease Agreements for the Company's offices in Menlo Park,
               California dated October 21, 1988 and September 11, 1990, respectively.

10.17(8)       Lease Amendment for the Company's offices in Menlo Park,
               California dated November 30, 1995.

10.18(9)       Lease Amendment for the Company's offices in Menlo Park,
               California dated March 6, 1996.

10.19(5)       Harbour Quay (London) Lease Documents.

10.20(9) Lease Agreement for the Company's offices in Fort Worth, Texas dated October 24, 1991.

10.21(9) Lease Amendment for the Company's offices in Fort Worth, Texas dated December 8, 1992.

10.22(9) Lease Amendment for the Company's offices in Fort Worth, Texas dated February 9, 1996.

10.23(14)      Form of Indemnification Agreement.

10.24(13)      Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated December 5, 1997.

10.25(13)      Security Agreement (all assets) between Comerica Bank of
               California and PharmChem Laboratories, Inc. dated December 5,
               1997.

10.26 (14)     Amendment to Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated August 10.

10.27(4),(12)  License and Supply Agreement with Sudormed, Inc. dated March 10,
               1992.

10.28(5),(12)  License and Supply Agreement with Sudormed, Inc. dated October
               25, 1993. Supply Agreement with SolarCare Technologies
               Corporation dated August 1, 10.295,12 1993.

10.30(8),(12)  First Amendment to Supply Agreement dated December 1, 1995.

10.31(11)      Master Lease Purchase Agreement dated December 18, 1995 with
               Fidelity Leasing Corporation and Lease Purchase Addenda in
               connection therewith.

10.32(11)      Master Equipment Lease dated March 17, 1996 with Olympus
               Commercial Credit.

16.01(10)      Letter dated April 8, 1997 from Arthur Andersen LLP to the
               Commission.

21.01          List of Subsidiaries.

23.01          Consent of KPMG LLP.

23.02          Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule.

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

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.