Form 10-Q
period 1999-03-31
PHARMCHEM LABORATORIES INC
filed 1999-05-12
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         COMMISSION FILE NUMBER 0-19371

                                PHARMCHEM [LOGO]
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of April 30, 1999, the registrant had outstanding 5,784,206 shares of Common Stock, no par value.


================================================================================

                          PHARMCHEM LABORATORIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                                      3

           Condensed Consolidated Balance Sheets at
           March 31, 1999 and December 31, 1998 (unaudited)                                 4

           Condensed Consolidated Statements of Operations (unaudited)
           for the Three Months ended March 31, 1999 and 1998                               5

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           (unaudited) for the Three Months ended March 31, 1999 and 1998                   6

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Three Months ended March 31, 1999 and 1998                               7

           Notes to Condensed Consolidated Financial Statements (unaudited)                 8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                        9


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                             14

Item 5.    Other Information                                                               14

Item 6.    Exhibits and Reports on Form 8-K                                                14

SIGNATURE                                                                                  14

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

                          PHARMCHEM LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                        March 31,       December 31,
                                                                           1999            1998
                                                                        ---------       ------------
                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                        $  1,034         $    802
        Accounts receivable, net                                            6,729            6,522
        Inventory                                                           1,532            1,525
        Prepaids and other current assets                                     806              719
                                                                         --------         --------
                TOTAL CURRENT ASSETS                                       10,101            9,568
                                                                         --------         --------

PROPERTY AND EQUIPMENT, net                                                 8,600            8,508
OTHER ASSETS                                                                  896              997
GOODWILL, net                                                               2,944            2,990
                                                                         --------         --------
TOTAL ASSETS                                                             $ 22,541         $ 22,063
                                                                         ========         ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                         $  1,337         $  2,379
        Current portion of long-term debt                                     665              465
        Accounts payable                                                    2,742            3,123
        Accrued compensation                                                1,282            1,155
        Accrued collectors and other liabilities                            3,014            2,765
                                                                         --------         --------
                TOTAL CURRENT LIABILITIES                                   9,040            9,887

LONG-TERM DEBT, net of current portion                                      1,832              656
OTHER NONCURRENT LIABILITIES                                                  245              610
                                                                         --------         --------
                TOTAL LIABILITIES                                          11,117           11,153
                                                                         --------         --------

SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares authorized,
            5,781 and 5,781 shares issued and outstanding
            at March 31, 1999 and December 31, 1998, respectively          19,090           19,090
        Accumulated other comprehensive income                                 14               83
        Accumulated deficit                                                (7,680)          (8,263)
                                                                         --------         --------
                TOTAL SHAREHOLDERS' EQUITY                                 11,424           10,910
                                                                         --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 22,541         $ 22,063
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

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------         --------
NET SALES                                              $ 10,174         $  9,528

COST OF SALES                                             7,224            7,308
                                                       --------         --------

GROSS PROFIT                                              2,950            2,220

OPERATING EXPENSES:
        Selling, general and administrative               2,439            2,208
        Marketing rights and research costs                  19               27
        Amortization of goodwill                             46               46
                                                       --------         --------
                    Total operating expenses              2,504            2,281
                                                       --------         --------

INCOME (LOSS) FROM OPERATIONS                               446              (61)

Interest expense                                            (56)             (99)
Other income                                                 17                3
                                                       --------         --------
                                                            (39)             (96)
                                                       --------         --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES             407             (157)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                   176              (35)
                                                       --------         --------

NET INCOME (LOSS)                                      $    583         $   (192)
                                                       ========         ========

EARNINGS (LOSS) PER SHARE:
Basic                                                  $   0.10         $  (0.03)
                                                       ========         ========
Diluted                                                $   0.10         $  (0.03)
                                                       ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                     5,782            5,751
                                                       ========         ========
Diluted                                                   6,096            5,751
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

                          PHARMCHEM LABORATORIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                            Three Months Ended
                                                 March 31,
                                            -------------------
                                            1999          1998
                                            -----         -----
NET INCOME (LOSS)                           $ 583         $(192)

OTHER COMPREHENSIVE INCOME (LOSS):
        Foreign currency translation          (69)           16
                                            -----         -----

COMPREHENSIVE INCOME (LOSS)                 $ 514         $(176)
                                            =====         =====



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   -----------------------
                                                                                    1999            1998
                                                                                   -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                          $   583         $  (192)
        Adjustments to reconcile net income (loss)
            to net cash provided by
       Operating activities:
                Depreciation and amortization                                          472             495
                Provision for doubtful accounts                                         47              39
                Gain on sale of equipment                                                7              --
        Changes in operating assets and liabilities:
                Accounts receivable                                                   (254)            161
                Inventory                                                               (7)            103
                Prepaids and other current assets                                      (87)           (134)
                Other assets                                                           101               6
                Accounts payable and other accrued liabilities                          (5)            442
                Other noncurrent liabilities                                          (372)            350
                                                                                   -------         -------
                        Net cash provided by operating activities                      485           1,270
                                                                                   -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                                     (518)           (680)
                                                                                   -------         -------
                        Net cash used in investing activities                         (518)           (680)
                                                                                   -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings (repayments) on revolving lines of credit, net                458            (633)

              Principal payments on long-term debt                                    (124)           (122)
              Proceeds from exercise of stock options                                   --               3
                                                                                   -------         -------
                        Net cash provided by (used in) financing activities            334            (752)

                                                                                   -------         -------
FOREIGN CURRENCY TRANSLATION                                                           (69)             --
                                                                                   -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   232            (162)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       802             372
                                                                                   -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,034         $   210
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

        Options to purchase 1,021,000 shares of the Company's common stock for the three month period ended March 31, 1998 were not included in the computation of diluted earnings per share because their effect would have been antidilutive. Options to purchase 20,000 shares of the Company's common stock at March 31, 1999 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $3.53 per share. Weighted average dilutive options of 314,000 were used in the computation of earnings per share for the three month period ending March 31, 1999.

2.      Inventory

        Inventory represents laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at March 31, 1999 and December 31, 1998, respectively:

                                       1999          1998
                                      ------        ------
                                          (In thousands)
        Laboratory materials ...      $  495        $  529
        Collection  materials...         843           801
        Products ...............         194           195
                                      ------        ------
                                      $1,532        $1,525
                                      ======        ======

3.      Debt

        PharmChem maintains a revolving line of credit agreement ("Credit Agreement") with a bank. At March 31, 1999, the maximum that could be borrowed and the amount outstanding under the Credit Agreement were $4,785,000 and $1,337,000, respectively. As of March 31, 1999, the Company was in compliance with all debt covenants.

4.      Reportable Segments

        The Company adopted SFAS No. 131, "Dislosures about Segments of an Enterprise and Related Information," effective December 31, 1998. Prior period amounts have been restated to conform to the presentation required by SFAS No.
131. The Company has two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment serves primarily the United Kingdom and also includes the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by the Company's California and Texas operations and the International segment is serviced by Medscreen, the Company's London-based subsidiary. The Company evaluates segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about the Company's segments as of and for the three month periods ended March 31 is as follows:

                                                            Domestic      International        Total
        ----                                                --------      -------------      --------
                                                                        (In thousands)
        1999:      Net sales from external customers.....   $  8,476         $  1,698        $ 10,174
                   Segment profit .......................        236              256             492


        1998:      Net sales from external customers.....   $  7,974         $  1,554        $  9,528
                   Segment profit (loss) ................       (217)             202             (15)


5.      Subsequent Events

        On April 20, 1999, the Company entered into a $1,500,000 variable rate installment note ("Installment Note") with its bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under the Company's revolving line of credit. The Installment Note is subject to the terms and conditions of the Credit Agreement, bears interest at the bank's base rate (currently prime) plus 1.0% and is payable over 60 months. The Company has reclassified $1,289,000 of the revolving line of credit as long-term debt as of March 31, 1999, as such debt was refinanced in April, 1999.

        On April 30, 1999, the Company entered into a $1,082,000 lease agreement with a lessor to refinance certain modules of the Company's Unified Database software project. The lease agreement bears interest at 8.5% and is payable over 36 months. Proceeds from the lease agreement are expected to be used to finance the Company's ongoing capital expenditure program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section
21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these Sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results and those projected in the forward-looking statements are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                                           Three Months Ended March 31,
                                                   --------------------------------------------
                                                    1999         1998         1999        1998
                                                   -------      -------       -----       -----
NET SALES:                                                                 (As a percentage of sales)
        Public and private employers analyses      $ 3,257      $ 3,617          32.0%       38.0%
        Criminal justice agencies analyses           4,223        3,559          41.5        37.3
        Drug rehabilitation programs analyses          380          334           3.7         3.5
        Domestic product sales                         616          464           6.1         4.8
        Medscreen                                    1,698        1,554          16.7        16.4
                                                   -------      -------       -------     -------
                Total net sales                     10,174        9,528         100.0       100.0

COST OF SALES                                        7,224        7,308          71.0        76.7
                                                   -------      -------       -------     -------

GROSS PROFIT                                         2,950        2,220          29.0        23.3
                                                   -------      -------       -------     -------

OPERATING EXPENSES:
        Selling, general and administrative          2,439        2,208          24.0        23.2
        Marketing rights and research                   19           27           0.2         0.3
        Amortization of goodwill                        46           46           0.4         0.5
                                                   -------      -------       -------     -------
                Total operating expenses             2,504        2,281          24.6        24.0
                                                   -------      -------       -------     -------

INCOME (LOSS) FROM OPERATIONS                          446          (61)          4.4        (0.7)

OTHER EXPENSE, net                                      39           96           0.4         1.0
BENEFIT FROM (PROVISION FOR) INCOME TAXES              176          (35)          1.7        (0.3)
                                                   -------      -------       -------     -------

NET INCOME (LOSS)                                  $   583      $  (192)          5.7%       (2.0)%
                                                   =======      =======       =======     =======

        Net sales for the three months ended March 31, 1999 increased $646,000 (6.8%) to $10,174,000 in 1999 from $9,528,000 in 1998. The Company's domestic criminal justice revenues increased $664,000 (18.7%) reflecting higher specimen volume from federal customers. Increased specimen volume also contributed to higher sales for domestic drug rehabilitation customers and for Medscreen, the Company's London-based subsidiary. However, average selling prices for domestic laboratory analyses decreased slightly due primarily to lower workplace specimen volume. The Company's domestic specimen volume increased 6.6% and international specimen volume increased 43.8% from comparable 1998 levels. Sales of PharmScreen(R) On-site Screening Devices increased $56,000 (11.7%) and sales of PharmChek(R) Drugs of Abuse Patch increased $89,000, attributed to the timing of shipments, compared to the prior year.

        Cost of sales for the three months ended March 31, 1999 decreased $84,000 (1.1%) to $7,224,000 in 1999 from $7,308,000 in 1998, despite the higher specimen volume and product sales. The improvement in cost of sales reflects the favorable impact of the Company's ongoing cost reduction program and laboratory process improvement program. The success of the programs have resulted in lower direct labor and material costs per specimen unit compared to the prior year. Cost of sales as a percentage of net sales decreased to 71.0% in 1999 from 76.7% in 1998. Gross profit as a percentage of net sales increased to 29.0% in 1999 from 23.3% in 1998.

        Selling, general and administrative (SG&A) expenses for the three months ended March 31, 1999 increased $231,000 (10.5%) to $2,439,000 in 1999 from
$2,208,000 in 1998, representing continued rebuilding of the sales, marketing, information systems and administrative infrastructure and higher depreciation expenses related to information systems placed into service. SG&A expenses as a percentage of net sales increased slightly to 24.0% in 1999 from 23.2% in 1998.

        Income from operations for the three months ended March 31, 1999 was $446,000 compared to a loss of $61,000 for the comparable period in 1998.

        Benefit from (provision for) income taxes. The Company recorded a benefit from income taxes of $176,000 in 1999 compared to an income tax provision of $35,000 during 1998. The 1999 benefit from income taxes reflects an income tax provision of $160,000 was more than offset by an income tax credit of $336,000. This income tax credit reflects the reversal of a liability established in a prior year when the Internal Revenue Service (IRS) disputed the deductibility of research expenses incurred in the years 1992 through 1994 related to the development of PharmChek(R). Recently, the IRS issued a final determination in favor of the Company's position.

        Net income for the three months ended March 31, 1999 was $583,000 or $0.10 per diluted common share compared to a net loss of $192,000 or $0.03 per diluted common share in 1998. Excluding the impact of the $336,000 income tax credit, net income would have been $247,000 or $0.04 per diluted share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations during the three month period ended March 31 provided cash of approximately $485,000 in 1999 and $1,270,000 in 1998. The decrease in cash flow from operations between 1999 and 1998 principally reflects the reversal of the $336,000 income tax credit and improvements in working capital recorded in 1998, which more than offset the increase in net income in 1999. As of March 31, 1999, the Company had $1,034,000 in cash and cash equivalents. During the three months ended March 31, 1999, the Company used approximately $518,000 in cash to acquire property and equipment, principally for information systems and laboratory equipment. These property and equipment acquisitions were financed mostly by borrowings under the revolving line of credit.

        The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At March 31, 1999, the maximum that could be borrowed was $4,785,000 and approximately $1,337,000 was outstanding under the Credit Agreement. Year-to-date net borrowings on the revolver were approximately $458,000 as of March 31, 1999. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. As of March 31, 1999, the Company was in compliance with its financial covenants.

        On April 20, 1999, the Company entered into a $1,500,000 variable rate installment note ("Installment Note") with its bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under the Company's revolving line of credit. The Installment Note is subject to the terms and conditions of the Credit Agreement, bears interest at the bank's base rate (currently prime) plus 1.0% and is payable over 60 months. The Company has reclassified $1,289,000 of the revolving line of credit as long-term debt as of March 31, 1999, as such debt was refinanced in April, 1999.

        On April 30, 1999, the Company entered into a $1,082,000 lease agreement with a lessor to refinance certain modules of the Company's Unified Database software project. The lease agreement bears interest at 8.5% and is payable over 36 months. Proceeds from the lease agreement are expected to be used to finance the Company's ongoing capital expenditure program.

        The Company anticipates that existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        PharmChem is subject to market risk with respect to its debt outstanding and foreign currency transactions. The Company's revolving credit agreement and installment note carry interest at the prime rate plus 1.0%. As the prime rate increases, the Company will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime rate. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 85% in pound sterling and 15% in US currency. During the three month periods ending March 31, 1999 and 1998, Medscreen's net sales represented 16.7% and 16.4%, respectively, of the Company's total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, the Company does not intend to engage in hedging transactions.

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

        For the period January 1, 1996 through March 31, 1999, the Company has invested approximately $5.7 million in new information systems which have been designed to enhance its operational capabilities as well as meet Y2K requirements. The Company expects to complete all Y2K projects at various dates through the end of the third quarter of 1999. All investments in information systems and other Y2K projects have been funded or are expected to be funded by internally generated cash, leases or bank financing.

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

        Exhibit 27 - Financial Data Schedule.


(b)     Reports on Form 8-K:

        None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PharmChem Laboratories, Inc.
                                        (Registrant)


Date:  May 12, 1999                     By: /S/ David A. Lattanzio
                                           ------------------------------------
                                           David A. Lattanzio
                                           Chief Financial Officer and
                                           Vice President, Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
  27     Financial Data Schedule