Form 10-Q
period 1999-06-30
PHARMCHEM LABORATORIES INC
filed 1999-08-06
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of July 31, 1999, the registrant had outstanding 5,784,206 shares of Common Stock, no par value.

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

           Condensed Consolidated Balance Sheets (unaudited) at
           June 30, 1999 and December 31, 1998........................................4

           Condensed Consolidated Income Statements (unaudited) for the
           Three and Six Months ended June 30, 1999 and 1998..........................5

           Condensed Consolidated Statements of Comprehensive Income
           (unaudited) for the Three and Six Months ended
           June 30, 1999 and 1998.....................................................6

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Six Months ended June 30, 1999 and 1998  ..........................7

           Notes to Condensed Consolidated Financial Statements (unaudited)...........8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ................................................10

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders  .....................16

Item 6.    Exhibits and Reports on Form 8-K  ........................................16

SIGNATURE  ..........................................................................17

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

                          PHARMCHEM LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                 (In thousands)

                                                                  June 30,       December 31,
                                                                    1999             1998
                                                                  --------       ------------
                                           ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                     $  1,124         $    802
    Accounts receivable, net                                         7,614            6,522
    Inventory                                                        1,522            1,525
    Prepaids and other current assets                                  753              719
                                                                  --------         --------
        TOTAL CURRENT ASSETS                                        11,013            9,568
                                                                  --------         --------

PROPERTY AND EQUIPMENT, net                                          8,873            8,508
OTHER ASSETS                                                           828              997
GOODWILL, net                                                        2,898            2,990
                                                                  --------         --------
TOTAL ASSETS                                                      $ 23,612         $ 22,063
                                                                  ========         ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Revolving line of credit                                      $    827         $  2,379
    Current portion of long-term debt                                1,057              465
    Accounts payable                                                 3,099            3,123
    Accrued compensation                                               994            1,155
    Accrued collectors and other liabilities                         3,315            2,765
                                                                  --------         --------
        TOTAL CURRENT LIABILITIES                                    9,292            9,887

LONG-TERM DEBT, net of current portion                               2,356              656
OTHER NONCURRENT LIABILITIES                                           232              610
                                                                  --------         --------
        TOTAL LIABILITIES                                           11,880           11,153
                                                                  --------         --------

SHAREHOLDERS' EQUITY

    Common stock, no par value, 10,000 shares authorized,
        5,784 and 5,782 shares issued and outstanding
        at June 30, 1999 and December 31, 1998,
        respectively                                                19,096           19,090
    Accumulated other comprehensive income (loss)                      (45)              83
    Accumulated deficit                                             (7,319)          (8,263)
                                                                  --------         --------
        TOTAL SHAREHOLDERS' EQUITY                                  11,732           10,910
                                                                  --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 23,612         $ 22,063
                                                                  ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                -------------------------         -------------------------
                                                  1999             1998             1999             1998
                                                --------         --------         --------         --------
NET SALES                                       $ 11,149         $ 11,451         $ 21,323         $ 20,979

COST OF SALES                                      7,865            8,215           15,089           15,523
                                                --------         --------         --------         --------

GROSS PROFIT                                       3,284            3,236            6,234            5,456

OPERATING EXPENSES

    Selling, general and administrative            2,610            2,804            5,049            5,012
    Marketing rights and research                     18               13               37               40
    Amortization of goodwill                          46               46               92               92
                                                --------         --------         --------         --------
        Total operating expenses                   2,674            2,863            5,178            5,144
                                                --------         --------         --------         --------

INCOME FROM OPERATIONS                               610              373            1,056              312

Interest expense                                      48               90              104              189
Other expense (income), net                           (3)              (9)             (20)             (12)
                                                --------         --------         --------         --------
        Total other expenses                          45               81               84              177
                                                --------         --------         --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES             565              292              972              135

PROVISION FOR INCOME TAXES                           204               46               28               81
                                                --------         --------         --------         --------

NET INCOME                                      $    361         $    246         $    944         $     54
                                                ========         ========         ========         ========

EARNINGS PER SHARE:

    Basic                                       $   0.06         $   0.04         $   0.16         $   0.01
                                                ========         ========         ========         ========
    Diluted                                     $   0.06         $   0.04         $   0.16         $   0.01
                                                ========         ========         ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                                          5,784            5,758            5,783            5,754
                                                ========         ========         ========         ========
    Diluted                                        5,903            5,826            6,006            5,821
                                                ========         ========         ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)
                                 (In thousands)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                            -------------------         -------------------
                                            1999          1998          1999          1998
                                            -----         -----         -----         -----
NET INCOME                                  $ 361         $ 246         $ 944         $  54

OTHER  COMPREHENSIVE INCOME (LOSS):

        Foreign currency translation          (59)           (1)         (128)           15
                                            -----         -----         -----         -----

COMPREHENSIVE INCOME                        $ 302         $ 245         $ 816         $  69
                                            =====         =====         =====         =====



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         -----------------------
                                                                            1999            1998
                                                                         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $   944         $    54
    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                    930             995
            Provision for doubtful accounts                                   92              93
    Changes in operating assets and liabilities                           (1,009)             85
                                                                         -------         -------
                Net cash provided by operating activities                    957           1,227
                                                                         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                               (1,258)         (1,150)
        Proceeds from sales of equipment                                       5              --
                                                                         -------         -------
                Net cash used in investing activities                     (1,253)         (1,150)
                                                                         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Borrowings (repayments) on revolving lines of credit, net         (1,552)            389
        Principal payments on long-term debt                                (290)           (277)
        Proceeds from issuance of term note
            and capital lease transaction                                  2,582              --
        Proceeds from exercise of stock options                                6              28
                                                                         -------         -------
                Net cash provided by financing activities                    746             140
                                                                         -------         -------
FOREIGN CURRENCY TRANSLATION                                                (128)             15
                                                                         -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    322             232

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             802             372
                                                                         -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,124         $   604
                                                                         =======         =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.      Earnings per Share

        The Company computes and discloses its earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

        Options to purchase 116,000 shares and 66,000 shares of the Company's common stock for the three months and six months ended June 30, 1999, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $2.70 and $3.12 per share, respectively. Options to purchase 80,000 shares of the Company's common stock for the three months and six months ended June 30, 1998, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $2.51 per share. Weighted average dilutive options of 119,000 and 223,000 were used in the computation of earnings per share for the three month and six month periods ended June 30, 1999, respectively. Weighted average dilutive options of 68,000 and 67,000 were used in the computation of earnings per share for the three month and six month periods ended June 30, 1998, respectively.

2.      Inventory

        Inventory represents laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at June 30, 1999 and December 31, 1998, respectively:

                                     JUNE        December
                                     1999          1998
                                    ------        ------
                                       (In thousands)
        Laboratory materials .....  $  480        $  529
        Collection materials .....     819           801
        Products .................     223           195
                                    ------        ------
                                    $1,522        $1,525
                                    ======        ======

3.      Reportable Segments

        The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. Prior period amounts have been restated to conform to the presentation required by SFAS No.
131. The Company has two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment serves primarily the United Kingdom and also includes the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by the Company's California and Texas operations and the International segment is serviced by Medscreen, the Company's London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The Company evaluates segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about the Company's segments as of and for the three and six month periods ended June 30 is as follows:



                                                             Domestic       International       Total
                                                             --------       -------------     --------
                                                                           (In thousands)
                    Three Months Ending June 30,
        1999:       Net sales from external customers .....  $  9,370         $  1,779        $ 11,149
                    Segment profit ........................       291              365             656

        1998:       Net sales from external customers .....  $  9,763         $  1,688        $ 11,451
                    Segment profit ........................       163              256             419

                    Six Months Ending June 30,
        1999:       Net sales from external customers .....  $ 17,845         $  3,478        $ 21,323
                    Segment profit ........................       527              621           1,148

        1998:       Net sales from external customers .....  $ 17,737         $  3,242        $ 20,979
                    Segment profit (loss) .................       (54)             458             404

4.      Debt

        PharmChem maintains a revolving line of credit agreement ("Credit Agreement") with a bank. At June 30, 1999, the maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,547,000 and $827,000, respectively. As of June 30, 1999, the Company was in compliance with all debt covenants.

        On April 20, 1999, the Company entered into a $1,500,000 variable rate installment note ("Installment Note") with its bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under the Company's revolving line of credit. The Installment Note is subject to the terms and conditions of the Credit Agreement, bears interest at the prime rate plus 1.0% and is payable over 60 months.

        On April 30, 1999, the Company entered into a $1,082,000 capital lease agreement with a lessor to refinance certain modules of the Company's Unified Database software project. The lease agreement bears interest at 8.5% and is payable over 36 months.

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

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):





                                                    Three Months Ended June 30,                 Six Months Ended June 30,
                                              ---------------------------------------   ---------------------------------------
                                               1999       1998       1999       1998     1999       1998       1999       1998
                                              -------    -------    ------     ------   -------    -------    ------     ------
                                                                  (As a % of net sales)                     (As a % of net sales)
NET SALES:

    Public and private employers analyses     $ 4,142    $ 4,871      37.2%      42.5%  $ 7,399    $ 8,488      34.7%      40.5%
    Criminal justice agencies analyses          4,336      3,704      38.9       32.3     8,559      7,269      40.2       34.6
    Drug rehabilitation programs analyses         368        452       3.2        4.0       748        780       3.5        3.7
    Domestic products                             524        736       4.7        6.4     1,139      1,200       5.3        5.7
    Medscreen analyses & products               1,779      1,688      16.0       14.8     3,478      3,242      16.3       15.5
                                              -------    -------    ------     ------   -------    -------    ------     ------
        Total net sales                        11,149     11,451     100.0      100.0    21,323     20,979     100.0      100.0

COST OF SALES                                   7,865      8,215      70.5       71.7    15,089     15,523      70.8       74.0
                                              -------    -------    ------     ------   -------    -------    ------     ------

GROSS PROFIT                                    3,284      3,236      29.5       28.3     6,234      5,456      29.2       26.0
                                              -------    -------    ------     ------   -------    -------    ------     ------

OPERATING EXPENSES:
    Selling, general and administrative         2,610      2,804      23.4       24.5     5,049      5,012      23.6       23.9
    Marketing rights and research                  18         13       0.2        0.1        37         40       0.2        0.2
    Amortization of goodwill                       46         46       0.4        0.4        92         92       0.4        0.4
                                              -------    -------    ------     ------   -------    -------    ------     ------
        Total operating expenses                2,674      2,863      24.0       25.0     5,178      5,144      24.2       24.5
                                              -------    -------    ------     ------   -------    -------    ------     ------

INCOME FROM OPERATIONS                            610        373       5.5        3.3     1,056        312       5.0        1.5
                                              -------    -------    ------     ------   -------    -------    ------     ------

OTHER EXPENSES, net                                45         81       0.5        0.8        84        177       0.5        0.8
PROVISION FOR INCOME TAXES                        204         46       1.8        0.4        28         81       0.1        0.4
                                              -------    -------    ------     ------   -------    -------    ------     ------

NET INCOME                                    $   361    $   246       3.2%       2.1%  $   944    $    54       4.4%       0.3%
                                              =======    =======    ======     ======   =======    =======    ======     ======

        Net sales for the three months ended June 30, 1999 decreased $302,000 (2.6%) to $11,149,000 in 1999 from $11,451,000 in 1998. The Company's domestic workplace analyses sales decreased $729,000 (15.0%) which more than offset an increase in domestic criminal justice analyses sales of $632,000 (17.1%) and higher Medscreen sales of $91,000 (5.4%). Domestic specimen (including product related analyses) volume was relatively unchanged, with an increase in criminal justice specimens more than offsetting a decrease in workplace specimens. Specimen volume at Medscreen, the Company's London-based subsidiary, increased 4.7%. Average selling prices for domestic laboratory analyses (including product related analyses) decreased 1.9% due to the higher mix of lower priced criminal justice volume. Sales of PharmScreen(R) On-site Screening Devices decreased $152,000 (28.6%) and sales of PharmChek(R) Drugs of Abuse Patch decreased $62,000 (31.3%), attributed in part to the timing of shipments compared to the prior year.

        Net sales for the six months ended June 30, 1999 increased $344,000 (1.6%) to $21,323,000 in 1999 from $20,979,000 in 1998. Domestic criminal justice analyses sales increased $1,290,000 (17.7%) on higher specimen volume of 114,000 (15.6%) in 1999, which more than offset a $1,089,000 (12.8%) decrease in domestic workplace analyses attributed to decreased specimen volume of 76,000 (17.1%). Total domestic specimen volume increased 3.1% compared to the prior year and domestic product sales decreased $61,000 (5.1%). Medscreen sales increased $236,000 (7.3%) reflecting a 20.6% increase in specimen volume and higher product sales.

        Cost of sales for the three months ended June 30, 1999 decreased $350,000 (4.3%) to $7,865,000 in 1999 from $8,215,000 in 1998. The decrease in cost of sales reflects lower collector fees, reduced product costs and the favorable impact of the Company's ongoing cost reduction program and laboratory process improvement program. Cost of sales as a percentage of net sales decreased to 70.5% in 1999 from 71.7% in 1998. Gross profit as a percentage of net sales increased to 29.5% in 1999 from 28.3% in 1998.

        Cost of sales for the six months ended June 30, 1999 decreased $434,000 (2.8%) to $15,089,000 in 1999 from $15,523,000. The success of the Company's cost reduction program has resulted in a 4.8% decrease in variable cost per specimen processed. Savings and efficiencies have been realized in direct labor, collector fees, collection inventories and results reporting. Cost of sales as a percentage of net sales decreased to 70.8% in 1999 from 74.0% in 1998. Gross profit as a percentage of net sales increased to 29.2% in 1999 from 26.0% in 1998.

        Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1999 decreased $194,000 (6.9%) to $2,610,000 in 1999 from
$2,804,000 in 1998. The decrease partially reflects lower personnel costs and legal expenses. SG&A expenses as a percentage of net sales decreased to 23.4% in 1999 from 24.5% in 1998.

        SG&A expenses for the six months ending June 30, 1999 increased $37,000 (0.7%) to $5,049,000 in 1999 from $5,012,000 in 1998. SG&A expenses as a percentage of net sales decreased slightly to 23.6% in 1999 from 23.9% in 1998.

        Income from operations for the three months ended June 30, 1999 was $610,000 compared to $373,000 in 1998. Income from operations for the six months ended June 30, 1999 was $1,056,000 compared to $312,000. Interest expense decreased by approximately 45.0% in 1999 for both the second quarter and year-to-date and is attributed to lower average debt levels in 1999.

        Provision for Income Taxes for the three months ended June 30, 1999 was $204,000 compared to an income tax provision of $46,000 during 1998. The increase in 1999 reflects the increased profitability of the domestic operations in 1999 combined with Medscreen's utilization of net operating loss carryforwards in 1998. The Company recorded a provision for income taxes of $28,000 and $81,000, respectively, for the six months ending June 30, 1999 and 1998. During the first quarter of 1999, the Company realized an income tax credit of $336,000. This income tax credit reflects the reversal of a liability established in a prior year when the Internal Revenue Service (IRS) disputed the deductibility of research expenses incurred in the years 1992 through 1994 related to the development of PharmChek(R). The IRS issued a final determination in favor of the Company's position in the first quarter of 1999.

        Net income for the three months ended June 30, 1999 was $361,000 or $0.06 per diluted common share compared to net income of $246,000 or $0.04 per diluted common share in 1998. Net income for the six months ended June 30, 1999 was $944,000 or $0.16 per diluted common share compared to $54,000 or $0.01 per diluted common share in 1998. Excluding the impact of the $336,000 income tax credit, net income for the six months ended June 30, 1999 would have been $608,000 or $0.10 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations during the six month period ended June 30 provided cash of approximately $932,000 in 1999 and $1,227,000 in 1998. The decrease in cash flow from operations between 1999 and 1998 principally reflects the prior year's improvements in working capital, which more than offset the increase in net income in 1999. As of June 30, 1999, the Company had $1,124,000 in cash and cash equivalents. During the six months ended June 30, 1999, the Company used approximately $1,258,000 in cash to acquire property and equipment, principally for information systems and laboratory equipment, entered into a capital lease transaction valued at $1,082,000 and entered into a $1,500,000 installment note with its bank, whereby the proceeds were used to reduce amounts outstanding under the revolving line of credit.

        The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At June 30, 1999, the maximum that could be borrowed was $5,547,000 and approximately $827,000 was outstanding under the Credit Agreement. Year-to-date net repayments on the revolver were approximately $1,552,000 as of June 30, 1999. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. As of June 30, 1999, the Company was in compliance with its financial covenants.

        On April 20, 1999, the Company entered into a $1,500,000 variable rate installment note ("Installment Note") with its bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under the Company's revolving line of credit. The Installment Note is subject to the terms and conditions of the Credit Agreement, bears interest at the prime rate plus 1.0% and is payable over 60 months.

        On April 30, 1999, the Company entered into a $1,082,000 lease agreement with a lessor to refinance certain modules of the Company's Unified Database software project. The lease agreement bears interest at 8.5% and is payable over 36 months. Proceeds from the lease agreement are expected to be used to finance the Company's ongoing capital expenditure program.

        The Company anticipates that existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosing information about operating segments and enterprise-wide information about customers and geographic activities. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 effective December 31, 1998 and prior period amounts have been restated to conform to the presentation required by SFAS No. 131.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk with respect to its debt outstanding and foreign currency transactions. The Company's revolving credit agreement and installment note carry interest at the prime rate plus 1.0%. As the prime rate increases, the Company will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime rate. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 85% in pound sterling and 15% in US currency. During the six month periods ending June 30, 1999 and 1998, Medscreen's net sales represented 16.3% and 15.5%, respectively, of the Company's total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, the Company does not intend to engage in hedging transactions.

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

        The Company has completed its assessment of the Y2K impact on internal information systems. The assessment identified operational inefficiencies and Y2K non-compliance of the existing laboratory information system ("LIS"). The Company has commenced replacing its existing LIS with a new system that is Y2K ready. The new LIS is expected to be implemented early in the fourth quarter of 1999. The Company estimates the cost to purchase and install the new LIS and related hardware will be approximately $1 million. Excluding the LIS expenditures, the Company estimates additional Y2K related expenditures of approximately $150,000 representing consulting costs and payroll for employees dedicated to Y2K projects.

        Due to the large volume of electronic transmissions, the Company has conducted inquiries of customers, vendors and key business partners to identify Y2K issues and continues to evaluate responses. During the second quarter of 1999, the Company commenced transmissions of test results to selected customers using a four digit year to determine which customers can and cannot receive such electronic results with a year field of four digits. The Company's various internal drug test results reporting systems have been reprogrammed and tested in a parallel systems environment and the Company has tested external results reporting services. Beginning in August, the Company has commenced transmitting results using a four digit year to a majority of customers capable of receiving a four digit year field.

        The Company has reviewed its significant facilities systems and found that they are not date sensitive. With respect to other facilities systems and financial accounting systems, the Company is in the process of obtaining documentation of Y2K compliance or replacing systems that are not Y2K compliant.

        For the period January 1, 1996 through June 30, 1999, the Company has invested approximately $6.1 million in new information systems which have been designed to enhance its operational capabilities as well as meet Y2K requirements. The Company expects to complete all Y2K projects at various dates in the third and fourth quarter of 1999. All investments in information systems and other Y2K projects have been funded or are expected to be funded by internally generated cash, leases or bank financing.

        The Company is in the process of refining its contingency plans to consider additional scenarios whereby Y2K readiness is not significantly achieved by the Company and/or its key customers, business partners and vendors. The Company believes that the "most reasonably likely worst case Year 2000 scenario" would result from a failure of third party transportation systems which would prevent the Company from receiving specimens to test. These contingency plans, including issues involving providers of transportation services, are expected to be completed in the third quarter of 1999. If the Company determines that any critical supplier is not Y2K compliant, it will seek alternate suppliers and, if it finds that alternate suppliers are not available, the Company will purchase inventory in advance in excess of normal purchase levels. In the event of information systems failures, the Company may utilize appropriate manual procedures or alternate information systems for an interim period. Due to the general uncertainty inherent in the Y2K issues, resulting in part from the uncertainty of Y2K readiness of third party providers, suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K non-compliance will have a material impact on the Company's results of operations, liquidity or financial position.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of the Company held on May 18, 1999, the Company's shareholders took the following actions:

        (a) The following directors were elected to serve until the next Annual Meeting:

                Joseph W. Halligan - 4,439,557 shares in favor and 29,487 shares withheld;.

                Richard D. Irwin - 4,440,257 shares in favor and 28,787 shares withheld; and

                Donald R. Stroben - 4,440,157 shares in favor and 28,887 shares withheld.

        (b) Ratification of the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the 1999 fiscal year, by a vote of 4,445,557 shares in favor, 9,587 shares against and 13,900 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                Exhibit 10.33 - Variable Rate Installment Note between Comerica
                                Bank-California and PharmChem Laboratories, Inc. dated April 14, 1999.

                Exhibit 10.34 - Lease Agreement for computer software between
                                American Technologies Credit, Inc. and PharmChem Laboratories, Inc. dated March 29, 1999 (effective April 30, 1999).

                Exhibit 10.35 - Lease Amendment for the Company's offices in
                                Menlo Park, California dated May 7, 1999.

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


                                        PharmChem Laboratories, Inc.
                                        (Registrant)

Date: August 4, 1999                    By: /S/ David A. Lattanzio
                                           -------------------------------------
                                        David A. Lattanzio
                                        Chief Financial Officer and
                                        Vice President, Finance and
                                        Administration (Principal Financial
                                        and Accounting Officer)

                                 EXHIBIT INDEX


     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
      10.33  -  Variable Rate Installment Note between Comerica Bank-California and PharmChem Laboratories, Inc. dated April 14, 1999.

      10.34  -  Lease Agreement for computer software between American
                Technologies Credit, Inc. and PharmChem Laboratories, Inc. dated
                March 29, 1999 (effective April 30, 1999).

      10.35  -  Lease Amendment for the Company's offices in Menlo Park,
                California dated May 7, 1999.

      27     -  Financial Data Schedule.