Form 10-Q
period 1999-09-30
PHARMCHEM LABORATORIES INC
filed 1999-11-10
CIK 876645

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO _____________________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 31, 1999, the registrant had outstanding 5,789,829 shares of Common Stock, no par value.


===============================================================================

                          PHARMCHEM LABORATORIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                       -----
PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements ...............................................3

              Condensed Consolidated Balance Sheets (unaudited) at
              September 30, 1999 and December 31, 1998...................................................4

              Condensed Consolidated Income Statements (unaudited) for the
              Three and Nine Months ended September 30, 1999 and 1998....................................5

              Condensed Consolidated Statements of Comprehensive Income
              (unaudited) for the Three and Nine Months ended
              September 30, 1999 and 1998................................................................6

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Nine Months ended September 30, 1999 and 1998  ....................................7

              Notes to Condensed Consolidated Financial Statements (unaudited)...........................8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ................................................................10


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders  .....................................15

Item 6.       Exhibits and Reports on Form 8-K  ........................................................15


SIGNATURE ..............................................................................................15


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

                          PHARMCHEM LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                              September 30,      December 31,
                                                                                  1999               1998
                                                                              -------------      -------------
                                   ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                 $ 1,139           $   802
        Accounts receivable, net                                                    8,576             6,522
        Inventory                                                                   1,731             1,525
        Prepaids and other current assets                                             698               719
                                                                                  -------           -------
                TOTAL CURRENT ASSETS                                               12,144             9,568
                                                                                  -------           -------

PROPERTY AND EQUIPMENT, net                                                         9,032             8,508
OTHER ASSETS                                                                          733               997
GOODWILL, net                                                                       2,852             2,990
                                                                                  -------           -------
TOTAL ASSETS                                                                      $24,761           $22,063
                                                                                  =======           =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                                  $ 1,091           $ 2,379
        Current portion of long-term debt                                           1,100               465
        Accounts payable                                                            3,316             3,123
        Accrued compensation                                                          934             1,155
        Accrued collectors and other liabilities                                    3,396             2,765
                                                                                  -------           -------
                TOTAL CURRENT LIABILITIES                                           9,837             9,887

LONG-TERM DEBT, net of current portion                                              2,074               656
OTHER NONCURRENT LIABILITIES                                                          228               610
                                                                                  -------           -------
                TOTAL LIABILITIES                                                  12,139            11,153
                                                                                  -------           -------

SHAREHOLDERS' EQUITY
        Common stock, no par value, 10,000 shares authorized, 5,784 and 5,782 shares issued and outstanding at September 30, 1999
        and December 31, 1998, respectively                                        19,096            19,090
        Accumulated other comprehensive income                                         71                83
        Accumulated deficit                                                        (6,545)           (8,263)
                                                                                  -------           -------
                TOTAL SHAREHOLDERS' EQUITY                                         12,622            10,910
                                                                                  -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $24,761           $22,063
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

                          PHARMCHEM LABORATORIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                       Three Months Ended           Nine Months Ended
                                                           September 30,              September 30,
                                                     ----------------------      -----------------------
                                                       1999          1998          1999           1998
                                                     --------      --------      --------       --------
NET SALES                                             $11,870       $11,311       $33,193       $32,290

COST OF SALES                                           8,169         8,175        23,258        23,698
                                                      -------       -------       -------       -------

GROSS PROFIT                                            3,701         3,136         9,935         8,592

OPERATING EXPENSES
         Selling, general and administrative            2,462         2,558         7,511         7,570
         Marketing rights and research                     24            11            61            51
         Amortization of goodwill                          47            47           139           139
                                                      -------       -------       -------       -------
                  Total operating expenses              2,533         2,616         7,711         7,760
                                                      -------       -------       -------       -------

INCOME FROM OPERATIONS                                  1,168           520         2,224           832

Interest expense                                           96            83           200           272
Other expense (income), net                                (7)           (4)          (27)          (16)
                                                      -------       -------       -------       -------
                  Total other expenses                     89            79           173           256
                                                      -------       -------       -------       -------

INCOME BEFORE PROVISION FOR INCOME TAXES                1,079           441         2,051           576

PROVISION FOR INCOME TAXES                                305            97           333           178
                                                      -------       -------       -------       -------
NET INCOME                                            $   774       $   344       $ 1,718       $   398
                                                      =======       =======       =======       =======


EARNINGS PER SHARE:
         Basic                                        $  0.13       $  0.06       $  0.30       $  0.07
                                                      =======       =======       =======       =======
         Diluted                                      $  0.13       $  0.06       $  0.29       $  0.07
                                                      -------       -------       -------       -------

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                          5,784         5,771         5,783         5,758
                                                      =======       =======       =======       =======
         Diluted                                        5,857         5,903         5,960         5,846
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

                          PHARMCHEM LABORATORIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                          ---------------------     ----------------------
                                            1999         1998         1999          1998
                                          -------      --------     -------       --------
NET INCOME                                  $774         $344        $1,718         $398

OTHER  COMPREHENSIVE INCOME (LOSS):
        Foreign currency translation         116           47           (12)          62
                                            ----         ----        ------         ----
COMPREHENSIVE INCOME                        $890         $391        $1,706         $460
                                            ====         ====        ======         ====










         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                   ---------------------
                                                                                    1999          1998
                                                                                   -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                 $ 1,718       $   398
        Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                        1,490         1,487
                Provision for doubtful accounts                                        105           222
                Loss on disposition of property and equipment                           23             6
        Changes in operating assets and liabilities                                 (1,874)        1,226
                                                                                   -------       -------
                        Net cash provided by operating activities                    1,462         3,339
                                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchases of property and equipment                                   (1,916)       (1,714)
              Proceeds from sales of equipment                                          32            --
                                                                                   -------       -------
                        Net cash used in investing activities                       (1,884)       (1,714)
                                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowings (repayments) on revolving line of credit, net              (1,288)         (823)
              Principal payments on long-term debt                                    (529)         (399)
              Proceeds from issuance of term note and capital lease                  2,582            --
              Proceeds from exercise of stock options                                    6            58
                                                                                   -------       -------
                        Net cash provided by (used in) financing activities            771        (1,164)
                                                                                   -------       -------
FOREIGN CURRENCY TRANSLATION                                                           (12)           62
                                                                                   -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              337           523

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       802           372
                                                                                   -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,139       $   895
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

         Options to purchase 121,000 shares and 116,000 shares of the Company's common stock for the three months and nine months ended September 30, 1999, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $2.54 and $2.92 per share, respectively. Options to purchase 45,000 shares and 50,000 shares of the Company's common stock for the three months and nine months ended September 30, 1998, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $2.79 and $2.58 per share, respectively. Weighted average dilutive options of 73,000 and 177,000 were used in the computation of earnings per share for the three month and nine month periods ended September 30, 1999, respectively. Weighted average dilutive options of 132,000 and 88,000 were used in the computation of earnings per share for the three month and nine month periods ended September 30, 1998, respectively.

2.       Inventory

         Inventory represents laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at September 30, 1999 and December 31, 1998, respectively:

                                                                                  1999               1998
                                                                                -------             ------
                                                                                      (In thousands)
                Laboratory materials........................................     $  544             $  529
                Collection materials........................................        685                801
                Products....................................................        502                195
                                                                                 ------             ------
                                                                                 $1,731             $1,525
                                                                                 ======             ======

3.       Reportable Segments

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. Prior period amounts have been restated to conform to the presentation required by SFAS No.
131. The Company has two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment serves primarily the United Kingdom and also includes the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by the Company's California and Texas operations and the International segment is serviced by Medscreen, the Company's London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The Company evaluates segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about the Company's segments as of and for the three and nine month periods ended September 30 is as follows:


                                                                          Domestic        International          Total
                                                                          --------        -------------         -------
                                                                                          (In thousands)
                    Three Months Ending September 30,
        1999:       Net sales from external customers..........            $10,105            $1,765            $11,870
                    Segment profit.............................                892               323              1,215

        1998:       Net sales from external customers..........            $ 9,681            $1,630            $11,311
                    Segment profit.............................                351               216                567

                    Nine Months Ending September 30,
        1999:       Net sales from external customers..........            $27,951            $5,242            $33,193
                    Segment profit.............................              1,419               944              2,363

        1998:       Net sales from external customers..........            $27,418            $4,872            $32,290
                    Segment profit............................                 297               674                971

 4.      Debt

         PharmChem maintains a revolving line of credit agreement ("Credit Agreement") with a bank. At September 30, 1999, the maximum that could be borrowed and the amount outstanding under the Credit Agreement were $6,000,000 and $1,091,000, respectively. As of September 30, 1999, the Company was in compliance with all debt covenants.

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

         On April 30, 1999, the Company entered into a $1,082,000 lease agreement with a lessor to refinance certain modules of the Company's Unified Database software project. The lease bears interest at an 8.5% annual rate, is payable over 36 months and the transaction has been recorded as a capital lease. Proceeds from the lease agreement are being used to finance the Company's ongoing capital expenditure program.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data (dollars in thousands):


                                            Three Months Ended September 30,          Nine Months Ended September 30,
                                         --------------------------------------    ---------------------------------------
                                           1999      1998      1999       1998       1999       1998       1999      1998
                                         -------   -------    ------     ------    -------    -------    -------    ------
                                                            (As a % of net sales)                      (As a % of net sales)
NET SALES:
   Workplace employers analyses          $ 4,295   $ 4,625     36.2%      40.9%    $11,691    $13,113     35.2%      40.6%
   Criminal justice agencies analyses      4,522     3,950     38.1       34.9      13,080     11,204     39.4       34.7
   Drug rehabilitation programs analyses     413       394      3.5        3.5       1,161      1,174      3.5        3.6
   Domestic products & other                 876       712      7.4        6.3       2,019      1,927      6.1        6.0
   Medscreen analyses & products           1,764     1,630     14.8       14.4       5,242      4,872     15.8       15.1
                                         -------   -------    ------     ------    -------    -------    ------     ------
         Total net sales                  11,870    11,311    100.0      100.0      33,193     32,290    100.0      100.0

COST OF SALES                              8,169     8,175     68.8       72.3      23,258     23,698     70.1       73.4
                                         -------   -------    ------     ------    -------    -------    ------     ------

GROSS PROFIT                               3,701     3,136     31.2       27.7       9,935      8,592     29.9       26.6
                                         -------   -------    ------     ------    -------    -------    ------     ------

OPERATING EXPENSES:
   Selling, general and administrative     2,462     2,558     20.8       22.6       7,511      7,570     22.6       23.4
   Marketing rights and research              24        11      0.2        0.1          61         51      0.2        0.2
   Amortization of goodwill                   47        47      0.4        0.4         139        139      0.4        0.4
                                         -------   -------    ------     ------    -------    -------    ------     ------
         Total operating expenses          2,533     2,616     21.4       23.1       7,711      7,760     23.2       24.0
                                         -------   -------    ------     ------    -------    -------    ------     ------

INCOME FROM OPERATIONS                     1,168       520      9.8        4.6       2,224        832      6.7        2.6
                                         -------   -------    ------     ------    -------    -------    ------     ------

OTHER EXPENSES, net                           89        79      0.7        0.7         173        256      0.5        0.8
PROVISION FOR INCOME TAXES                   305        97      2.6        0.9         333        178      1.0        0.6
                                         -------   -------    ------     ------    -------    -------    ------     ------

NET INCOME                               $    74   $   344      6.5%       3.0%    $ 1,718    $   398      5.2%       1.2%
                                         =======   =======    ======     ======    =======    =======    ======     ======

      Net sales for the three months ended September 30, 1999 increased $559,000 (4.9%) to $11,870,000 in 1999 from $11,311,000 in 1998. The Company recorded higher domestic criminal justice analyses sales of $572,000 (14.5%) which more than offset a decrease in domestic workplace analyses sales of $330,000 (7.1%). Domestic specimen (including product related analyses) volume increased 2.7% with an increase in criminal justice specimens more than offsetting a decrease in workplace specimens. Medscreen, the Company's London-based subsidiary, reported higher sales of $134,000 (8.2%) and an 8.9% increase in specimen volume. Average selling prices for domestic laboratory analyses (including product related analyses) increased slightly despite the higher mix of lower priced criminal justice volume. Sales of PharmScreen(R) On-site Screening Devices increased $59,000 (9.9%) and sales of PharmChek(R) Drugs of Abuse Patch (excluding analysis) increased slightly compared to the prior year.

      Net sales for the nine months ended September 30, 1999 increased $903,000 (2.8%) to $33,193,000 in 1999 from $32,290,000 in 1998. Domestic criminal justice analyses sales increased $1,876,000 (16.7%) on 14.3% higher specimen volume which more than offset a $1,422,000 (10.8%) decrease in domestic workplace analyses sales attributed primarily to a 15.1% decrease in specimen volume during 1999. Total domestic specimen volume increased 2.9% compared to the prior year and domestic product sales increased $91,000 (4.7%). Medscreen sales increased $370,000 (7.6%) reflecting a 16.4% increase in specimen volume and higher product sales.

      Cost of sales for the three months ended September 30, 1999 decreased $6,000 (0.1%) to $8,169,000 in 1999 from $8,175,000 in 1998. The slight decrease in cost of sales, despite higher sales, reflects lower labor costs and operational efficiencies attributed to the Company's ongoing cost reduction program and laboratory process improvement program. Cost of sales as a percentage of net sales decreased to 68.8% in 1999 from 72.3% in 1998. Gross profit as a percentage of net sales increased to 31.2% in 1999 from 27.7% in 1998.

      Cost of sales for the nine months ended September 30, 1999 decreased $440,000 (1.9%) to $23,258,000 in 1999 from $23,698,000. The success of the
Company's cost reduction program has resulted in a 4.8% decrease in variable cost per specimen processed. Savings and efficiencies have been realized in direct labor, collector service fees and collection inventories. Cost of sales as a percentage of net sales decreased to 70.1% in 1999 from 73.4% in 1998. Gross profit as a percentage of net sales increased to 29.9% in 1999 from 26.6% in 1998.

      Selling, General & Administrative (SG&A) expenses for the three months ended September 30, 1999 decreased $96,000 (3.8%) to $2,462,000 in 1999 from
$2,558,000 in 1998. The decrease partially reflects lower bad debt and telecommunications expenses which more than offset higher depreciation expenses attributed to the Company recently implementing its Unified DataBase customer service information systems project. SG&A expenses as a percentage of net sales decreased to 20.8% in 1999 from 22.6% in 1998.

      SG&A expenses for the nine months ending September 30, 1999 decreased $59,000 (0.8%) to $7,511,000 in 1999 from $7,570,000 in 1998 reflecting lower professional fees, bad debt and telecommunications expenses which more than offset higher depreciation expenses. SG&A expenses as a percentage of net sales decreased slightly to 22.6% in 1999 from 23.4% in 1998.

      Income from operations for the three months ended September 30, 1999 was $1,168,000 compared to $520,000 in 1998. Income from operations for the nine months ended September 30, 1999 was $2,224,000 compared to $832,000 in 1998.

      Provision for Income Taxes for the three months ended September 30, 1999 was $305,000 compared to an income tax provision of $97,000 during 1998. The increase in 1999 reflects the increased profitability of the Company's operations in 1999 combined with Medscreen's utilization of net operating loss carryforwards in 1998. The Company recorded a provision for income taxes of $333,000 and $178,000, respectively, for the nine months ending September 30, 1999 and 1998. During the first quarter of 1999, the Company realized an income tax credit of $336,000. This income tax credit reflects the reversal of a liability established in a prior year when the Internal Revenue Service (IRS) disputed the deductibility of research expenses incurred in the years 1992 through 1994 related to the development of PharmChek(R). The IRS issued a final determination in favor of the Company's position in the first quarter of 1999.

         Net income for the three months ended September 30, 1999 was $774,000 or $0.13 per diluted common share compared to net income of $344,000 or $0.06 per diluted common share in 1998. Net income for the nine months ended September 30, 1999 was $1,718,000 or $0.29 per diluted common share compared to $398,000 or $0.07 per diluted common share in 1998. Excluding the impact of the $336,000 income tax credit, net income for the nine months ended September 30, 1999 would have been $1,382,000 or $0.23 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations during the nine month period ended September 30 provided cash of approximately $1,462,000 in 1999 and $3,339,000 in 1998. The decrease in cash flow from operations between 1999 and 1998 principally reflects the prior year's improvements in working capital, which more than offset the increase in net income in 1999. As of September 30, 1999, the Company had $1,139,000 in cash and cash equivalents. During the nine months ended September 30, 1999, the Company used approximately $1,916,000 in cash to acquire property and equipment, principally for information systems and laboratory equipment, entered into a capital lease transaction valued at $1,082,000 and entered into a $1,500,000 installment note with its bank, whereby the proceeds were used to reduce amounts outstanding under the revolving line of credit.

         The Company maintains a Credit Agreement with a bank. All borrowings are secured by a lien on all assets of the Company. The Credit Agreement provides for borrowings under the revolver limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At September 30, 1999, the maximum that could be borrowed was $6,000,000 and approximately $1,091,000 was outstanding under the Credit Agreement. Year-to-date net repayments on the revolver were approximately $1,288,000 for the nine months ended September 30, 1999. The Credit Agreement contains certain financial covenants which, among others, require the Company to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. As of September 30, 1999, the Company was in compliance with its financial covenants.

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

         On April 30, 1999, the Company entered into a $1,082,000 lease agreement with a lessor to refinance certain modules of the Company's Unified DataBase software project. The lease bears interest at an 8.5% annual rate, is payable over 36 months and the transaction has been recorded as a capital lease. Proceeds from the lease agreement are being used to finance the Company's ongoing capital expenditure program.

         The Company anticipates that existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk with respect to its debt outstanding and foreign currency transactions. The Company's revolving credit agreement and installment note carry interest at the prime rate plus 1.0%. As the prime rate increases, the Company will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime rate. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 85% in pound sterling and 15% in US currency. During the nine month periods ending September 30, 1999 and 1998, Medscreen's net sales represented 15.8% and 15.1%, respectively, of the Company's total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, the Company does not intend to engage in significant hedging transactions.


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

         The Company has completed its assessment of the Y2K impact on internal information systems. The assessment identified operational inefficiencies and Y2K non-compliance of the existing laboratory information system ("LIS"). The Company is in the final testing phases to determine the Y2K readiness of recently implemented software modifications and hardware upgrades with respect to the existing LIS. These changes to the existing LIS are expected to be completed by November 30, 1999.

In addition, the Company has commenced replacing its existing LIS with a new system that is Y2K ready. The new LIS is expected to be implemented in the first quarter of 2000 and the Company estimates the cost to purchase and install the new LIS and related hardware will be approximately $1 million.

         For the period January 1, 1996 through September 30, 1999, the Company has invested over $6.0 million in new information systems which have been designed to enhance its operational capabilities as well as meet Y2K requirements. The Company estimates Y2K-related expenditures of approximately $175,000 representing consulting costs and payroll for employees dedicated to Y2K projects and expects to complete all Y2K projects as of November 30, 1999. All investments in information systems and other Y2K projects have been funded or are expected to be funded by internally generated cash, leases or bank financing.

         Due to the large volume of electronic transmissions, the Company has conducted inquiries of customers, vendors and key business partners to identify Y2K issues and continues to evaluate responses. In August 1999, the Company commenced transmission of electronic drug test results using a four digit year to a majority of customers capable of receiving a four digit year field. The Company's various internal drug test results reporting systems have been reprogrammed and tested in a parallel systems environment and the Company has tested external results reporting services. No significant issues have been identified with respect to the Company's ability to report a four digit year field.

         The Company has reviewed its significant facilities systems and found that they are not date sensitive. With respect to other facilities systems and financial accounting systems, the Company is in the final process of obtaining documentation of Y2K compliance or replacing systems that are not Y2K compliant.

         The Company's contingency plans continue to be refined to consider additional scenarios whereby Y2K readiness is not significantly achieved by the Company and/or its key customers, business partners and vendors. The Company believes that the "most reasonably likely worst case Year 2000 scenario" would result from a failure of third party transportation systems which would prevent the Company from receiving specimens to test. These contingency plans, including issues involving providers of transportation services, are expected to be completed in December 1999. If the Company determines that any critical supplier is not Y2K compliant, it will seek alternate suppliers and, if it finds that alternate suppliers are not available, the Company will purchase inventory in advance in excess of normal purchase levels. In the event of information systems failures, the Company may utilize appropriate manual procedures or alternate information systems for an interim period. Due to the general uncertainty inherent in the Y2K issues, resulting in part from the uncertainty of Y2K readiness of third party providers, suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K non-compliance will have a material impact on the Company's results of operations, liquidity or financial position.

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

                                PharmChem Laboratories, Inc.
                                (Registrant)


Date:  November 4, 1999         By:      /S/ David A. Lattanzio             .
                                   ------------------------------------------
                                David A. Lattanzio
                                Chief Financial Officer and Vice President,
                                Finance and Administration
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



  No.                   Description
  --                    -----------
  27             Financial Data Schedule

