Form 10-K405
period 1999-12-31
PHARMCHEM LABORATORIES INC
filed 2000-03-16
CIK 876645

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                       Name of each exchange
Title of each class                                     on which registered
-------------------                                     -------------------
   COMMON STOCK                                        NASDAQ NATIONAL MARKET

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of $3.75 as reported on the Nasdaq/NMS on January 31, 2000) was approximately $9,524,000. Shares of voting stock held by each executive officer and director and by each holder of 5% or more of the outstanding voting stock have been treated as shares held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of January 31, 2000 was 5,805,729.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the PharmChem Laboratories, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or before April 28, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report.
================================================================================

                          PHARMCHEM LABORATORIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
                                                  PART I

Item 1.   Business.......................................................................................  3
Item 2.   Properties..................................................................................... 11
Item 3.   Legal Proceedings.............................................................................. 11
Item 4.   Submission of Matters to a Vote of Security Holders............................................ 12

                                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.......................... 13
Item 6.   Selected Consolidated Financial Data........................................................... 14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......... 15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .................................... 21
Item 8.   Financial Statements and Supplementary Data.................................................... 21
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................................... 43

                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant............................................. 43
Item 11.  Executive Compensation......................................................................... 43
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................. 43
Item 13.  Certain Relationships and Related Transactions................................................. 43

                                                   PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K................................. 43
Signatures............................................................................................... 48

                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

        PharmChem is a leading independent laboratory that provides integrated drug testing services. Our customers include private and public employers, criminal justice agencies and drug treatment programs primarily in the United States and Europe who seek to detect and deter the use of illegal drugs and alcohol. We are certified by a number of states agencies, as well as by the following organizations to conduct drug testing using forensic procedures:

   - Substance Abuse and Mental Health Service Administration (SAMHSA) of the US Department of Health and Human Services
   -    College of American Pathologists (CAP)

        Our domestic laboratories are certified under the Clinical Laboratory Improvement Amendments (CLIA) or have "deemed status" under CLIA as a result of state certification. Our forensic procedures provide accurate and reliable test results and a chain of custody for each specimen from its collection to the reporting of its test result.

We test for a number of drugs of abuse, including:

   -    cocaine
   -    methamphetamine
   -    heroin
   -    phencyclidine (PCP)
   -    marijuana (THC)
   -    alcohol

        We test primarily by urinalysis but also with the PharmChek(R) Drugs of Abuse Patch (for testing with sweat) and the PharmScreen(R) on-site screening devices. Under our Premium Comprehensive Management Program(TM), we offer a comprehensive set of services customized to assist customers in implementing cost-effective drug testing programs.

CORPORATE BACKGROUND

        PharmChem was incorporated in California in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation founded in 1971. In 1991, we completed our initial public offering. In 1992, we expanded our operations through the acquisition of London-based Medscreen Limited (Medscreen), a certified laboratory providing international drug testing services In 1992 we also acquired a certified laboratory in Fort Worth, Texas. Our worldwide headquarters are located at 1505-A O'Brien Drive, Menlo Park, California 94025 and our telephone number is (650) 328-6200. When we refer to "we", "our" or "PharmChem" in this Form 10-K, we mean the current California corporation (PharmChem Laboratories, Inc.) as well as Medscreen.

INDUSTRY BACKGROUND

        National clinical laboratory chains, independent national drug testing laboratories, like ourselves, and numerous regional and local laboratories have historically served the drug testing market. Thousands of general clinical laboratories nationwide can conduct forensic and non-forensic drug testing, and are increasingly bidding on local contracts. Over the past several years, through consolidations, restructurings and bankruptcies, there has been a decline in the number of independent laboratories whose sole business is conducting forensic drug testing. Many corporate and governmental organizations require drug testing laboratories to be certified to conduct forensic drug tests and to offer integrated cost-effective testing services. Many large organizations, particularly those in the public sector, use a competitive bidding procedure to select their drug testing laboratories. These organizations often limit the bidding to certified drug testing laboratories that can demonstrate the ability to meet their specified service and volume levels.

FORENSIC DRUG TESTING

        The essential elements of forensic drug testing are:

     - a secure chain of custody for each specimen from its collection to the reporting of its test result;

     - accurate and reliable testing in which a second independent test is performed to confirm each positive test result.

        We carefully control each step of the testing process with detailed written procedures and by using the specific forensic testing methods required for legal defensibility of results. We perform most of our testing at our laboratory in Menlo Park, California, which operates six days per week, 24 hours a day. We also provide complete testing services at our Texas Division in Fort Worth and at Medscreen.

URINALYSIS

        The steps in PharmChem's forensic drug testing process by urinalysis, our primary drug testing method, are as follows:

Specimen Collection and Transportation

     - Forensic drug testing begins with specimen collection conducted under carefully controlled conditions. Once a donor has provided a specimen, we assign a unique specimen identification number.
     - We then record information pertinent to the specimen on a chain of custody form numbered to match the specimen bottle.
     - Specimens, together with chain of custody forms, are delivered to PharmChem by courier or mail.

Receiving and Accessioning

     - We receive specimens in our restricted accessioning rooms, where we inspect them for tampering and check for proper chain of custody documentation.
     - We identify and track the specimens using unique bar-coded laboratory accessioning numbers.

Screening Analyses

     - We screen each specimen submitted for the presence of the drugs specified by the customer.
     - We perform approximately 1,660,000 screening tests on more than 235,000 specimens per month to determine the presence of drugs.
     -    The screening methods we use include:

          *   enzyme immunoassay
          *   radioimmunoassay
          *   thin layer chromatography

Results/Confirmation Testing

     -    We report negative screening results to the customer.
     - If the specimen tests positive, we confirm the results by testing a separate aliquot using a different and independent technology from that used for the initial screening.
     -    Confirmation technologies we use include:

          *   gas chromatography/mass spectrometry (GC/MS)
          *   gas chromatography


        GC/MS confirmation is required for federally-regulated drug testing and most other workplace drug testing. Its use has been cited with approval in numerous legal proceedings.

Quality Control

        We carefully monitor the accuracy and reliability of our test results by internal and external quality assurance and quality control programs. Our staff evaluates laboratory performance with open and blind quality control samples. We are subject to frequent proficiency testing by various certifying bodies, which send their own open and blind samples to the laboratory. We are also subject to frequent inspections by certifying agencies. We put each test result through several independent levels of review before a certified scientist reports the results to our customer.

Reporting of Results

        We transmit most of our test results electronically. We use various secure communication networks and automated voice reporting systems. Our information systems make each test result available to the customer's computer or secure facsimile machine, by telephonic inquiry or by mail delivery. We routinely report results for specimens that screen negative within 24 hours of receipt in the laboratory and within 48 hours for specimens that require confirmation.

PHARMSCREEN(R) ON-SITE SCREENING DEVICE

        In recent years there has been a growing trend toward the use of on-site screening for drugs of abuse by a number of agencies, including some of our customers. On-site screening relies upon portable diagnostic devices that the customer may use at the point of specimen collection to readily identify drugs of abuse in urine specimens. This technology is advantageous because it provides virtually immediate test results.

We offer a line of on-site screening devices to supplement our laboratory-based testing services. PharmScreen(R) is a portable, hand-held device used for on-site screening of drugs of abuse and is available in single, dual, four and five test configurations. We recently launched the Comprehensive Drug Test Kit to help businesses implement a drug free workplace program. The Comprehensive Drug Test Kit includes 25 PharmScreen(R) five-drug test devices, training videos, a substance abuse policy, chain of custody forms and other materials packaged in one transportable box. PharmScreen(R) is currently being used by certain government agencies, including the Michigan Department of Corrections (Michigan DOC) and the Administrative Office of the United States Courts (Federal Probation), and by certain private employers, including Sears Roebuck & Co. PharmScreen(R) provides only a preliminary analytical result, and a more specific alternative chemical method, such as GC/MS, is necessary to obtain a confirmed analytical result.

        Although our sales of PharmScreen(R) have steadily increased, there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future.

PHARMCHEK(R) DRUGS OF ABUSE PATCH

        PharmChek(R) is a system that uses sweat to detect the presence of illegal drugs and has been under development by us since 1992. It consists of a transparent polyurethane outer covering, a small absorbent pad and a release liner. A unique number is printed on the underside of the polyurethane layer for identification and anti-counterfeiting purposes. Unlike urinalysis, flushing or employing a diuretic to rid the body of drugs of abuse does not affect PharmChek(R) test results, since the drugs in the sweat simply collect on the absorption pad until the pad is removed for analysis.

        PharmChek(R) may offer other advantages over other drug detection systems currently available. First, it does not require the handling of urine or blood, which may be objectionable to some people. Second, the use of sweat as a testing medium may lengthen the drug use detection period and decrease testing costs by reducing the need for specialized specimen collection facilities and staff.

        Recent state and federal court cases in California and Nevada have affirmed the validity of PharmChek(R) for detecting the use of illegal drugs.

        The FDA has cleared PharmChek(R) for detecting the use of:

        -       cocaine
        -       opiates (including heroin)
        -       amphetamines (including methamphetamine)
        -       phencyclidine (PCP)
        -       marijuana (THC)

        Our sales of PharmChek(R) have not been significant and there can be no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future.

SUPPLIERS

        We are dependent upon a single supplier for the PharmChek(R) product. We are not dependent upon any other single supplier for our raw materials.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

        We provide a variety of drug testing services which are customized to each customer's specific needs. We employ a customer service and technical support staff specializing in one or more of the following areas of service.

        - SPECIMEN COLLECTION. We manage specimen collection services for a number of our customers. We maintain a list of more than 5,000 clinics and other organizations throughout the United States
                (US) and Puerto Rico that offer specimen collection services that comply with forensic drug-testing procedures. Our customer service staff identifies collectors conveniently located to customer sites, prepares customized specimen collection procedures, conducts training of collection personnel and monitors their performance. In 1999, PharmChem managed approximately 500,000 collections in the US, while Medscreen managed approximately 30,000 collections throughout the United Kingdom (UK) and at over 300 shipping ports throughout the world.

        - TRANSPORTATION. Most specimens are transported to PharmChem by overnight or same-day courier, or by mail. We offer special specimen transportation services for selected areas that provide for pickup of specimens before the close of each business day.

        - TECHNICAL CONSULTATION. The technical specialists on our staff are experienced in drug metabolism and other technical aspects of drug testing. These specialists respond to requests from customers to interpret test results. In addition, we are often called upon to assemble the complete chain of custody and testing data package for specimen results that have been challenged and to provide expert witness testimony in legal proceedings. The technical consultation group also provides comprehensive in-service training for customers on topics such as substance abuse trends, toxicology and drug pharmacology, breath alcohol testing and technical information on PharmChem's testing procedures.

        - PROGRAM ANALYSIS. We collect and analyze data on test results in order to provide comprehensive monthly statistical reports to meet customers' regulatory requirements and to assist with drug program management.

SALES AND MARKETING

        We sell our integrated drug testing services to corporate and governmental customers. Our sales force uses a consultative selling approach - Premium Comprehensive Management(TM) (PCM). PCM emphasizes the full scope of integrated services we offer and customizes these services to meet customers' particular needs. PCM provides customized services including:

        - a worldwide database of collection sites and on-call collections for rapid response
        - alternatives to laboratory urine testing including on-site screening devices such as PharmScreen(R), sweat testing with PharmChek(R) and hair testing
        -       statistical reporting

        -       centralized billing and other services

CUSTOMERS

        PharmChem provides integrated drug testing services to three primary customer groups in the United States and provides these services internationally through Medscreen:

PUBLIC AND PRIVATE WORKPLACE EMPLOYERS

        Public and private workplace employers use drug testing as part of their hiring decisions in order to increase safety and reduce costs associated with drug abuse in the workplace. In addition, an increasing number of public and private workplace employers test employees in certain positions on a periodic or random basis and test other employees upon reasonable suspicion of drug use.

        Sales of laboratory services and products to public and private workplace employers accounted for 38%, 42% and 45% of our total net sales in 1999, 1998 and 1997, respectively. Sales to Sears, Roebuck & Co. accounted for approximately 10%, 11% and 10% of our total net sales in 1999, 1998 and 1997, respectively.

CRIMINAL JUSTICE AGENCIES

        Criminal justice agencies use drug testing results in criminal proceedings and to assist with making parole, drug treatment and probation decisions. These agencies also use drug testing to monitor drug treatment of individuals under supervision and to track drug use trends within the United States.

        Sales of laboratory services and products to criminal justice agencies accounted for 43%, 39% and 41% of our total net sales in 1999, 1998 and 1997, respectively. Sales to Federal Probation accounted for approximately 19%, 18% and 17% of our total net sales in 1999, 1998 and 1997, respectively.

DRUG TREATMENT PROGRAMS

        Drug treatment programs use drug testing to monitor the treatment and rehabilitation of drug users in their care. Sales of laboratory services and products to drug treatment programs accounted for less than 5% of the our total net sales in 1999, 1998 and 1997.

MEDSCREEN'S CUSTOMER BASE

        PharmChem's London-based subsidiary accounted for 16%, 15% and 11% of our total net sales in 1999, 1998 and 1997, respectively. Medscreen's primary customers operate in the maritime, criminal justice, oil, chemical, utilities and transportation industries. Medscreen has customers in 35 countries. Approximately 61% of 1999 sales were from UK-based customers with the balance from customers in other countries in Europe, Asia, Middle East, Far East and South America.

CONTRACTING

        Customers engage us to provide services through the following:

        -       the formal competitive bid process
        -       standard service contracts
        - without a formal contract, but by accepting test specimens for an agreed upon price renegotiated every twelve months

        A majority of our sales are derived from competitive bids, and we believe that competitive pressure with respect to these bids, particularly for large multi-year contracts, has intensified. Many of our large potential customers, including the majority of public employers and criminal justice agencies, use a formal competitive bid process in which the potential customer provides a detailed specification of the drug testing services it requires. There is no assurance that we will be the successful bidder when these contracts are up for renewal. While price is an important factor, in most cases these organizations are not required to accept the lowest bid, but rather may choose the winning bidders based on technical superiority and customer service.

        The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. Our contracts generally allow termination at the customer's discretion on short notice with little or no penalty. Many contracts provide for termination for convenience. Although in the past our customers generally have not exercised these early termination rights, there can be no assurance that this will continue in the future.

        Backlog is not a significant statistic for PharmChem due to the short turnaround time for processing specimens.

COMPETITION

        The market for drug testing services became increasingly competitive in the early 1990's, and continues to be competitive. Drug testing laboratories compete primarily on the basis of:

        -       customer service
        -       technical capability
        -       price

        We believe that PharmChem competes favorably in each of these categories. We have significantly expanded our scope of services and the average total price per specimen has remained relatively unchanged.

        Our competitors include:

        - national clinical laboratory companies, such as Laboratory Corporation of America and Quest Diagnostics
        - independent national drug testing laboratories, such as Psychemedics Corporation and Medtox Scientific, Inc.
        -       regional and local laboratories
        -       third party administrators
        -       medical review officers
        - manufacturers and distributors of on-site screening devices and equipment

     The national clinical laboratories have greater financial, marketing, laboratory and related resources than PharmChem. In addition, some of our customers and our potential customers operate their own drug testing facilities or may develop such facilities in the future.

CERTIFICATION AND GOVERNMENT REGULATION

        Laboratories which compete in the U.S. forensic drug testing market generally must be certified by SAMHSA. In addition, some state and local jurisdictions require their own certification for testing of specimens of their residents. Such state and local certifications are essential to our business in each such respective jurisdiction. Our laboratories are currently certified by SAMHSA, CAP and certain state and local jurisdictions. Our Texas laboratory is certified by CLIA and our California laboratory has received "deemed status" under CLIA as a result of its State of California certification. We believe we are certified in all jurisdictions in which we operate.

        We are subject to frequent inspection by certifying bodies, including annual CAP and semi-annual SAMHSA inspections. Inspections sometimes result in reports describing areas for improvement or suggesting changes in procedures. We may be required to take actions on the items noted in the inspection report in order to remain certified. Failure to meet certification requirements could result in suspension or loss of certification.

        We have never been decertified as the result of an inspection. Certification is essential to our business because some of our customers are required to use a certified laboratory, and many of our customers look to certification as an indication of reliability and accuracy of results.

        Certain federal agencies regulate employee drug testing by other federal agencies and certain private employers. Court precedent currently exists in a number of states regarding the circumstances under which employers may test employees and the procedures under which such tests must be conducted. The circumstances under which drug testing can legally be required by employers is subject to judicial review, and is challenged from time to time by employees, unions and other groups on constitutional, privacy and other grounds.

ENVIRONMENTAL MATTERS

        A small portion of our business involves testing procedures requiring the use of chloroform and radioactive reagents, which are considered to be hazardous materials. Failure to comply with current or future federal, state or local environmental laws or regulations regarding these hazardous materials could have a material adverse effect on us. We believe that we have adequately notified employees of potential risks associated with working at PharmChem and have provided a workplace safe from hazard, as required by the Occupational Safety and Health Administration and certain state laws. We believe we are in compliance with all applicable environmental laws and regulations.

EMPLOYEES

        As of December 31, 1999, we had approximately 300 full-time employees. Our employees are not represented by labor organizations, and we consider relations with our employees to be good.

YEAR 2000

        The Year 2000 (Y2K) issue is the result of date-sensitive devices, systems and computer applications that were deployed using two digits rather than four digits to define the applicable year. Therefore, these technologies may improperly recognize a year containing "00" as 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations. We are subject to various risks associated with the Y2K impact on information systems software and hardware. We have assessed our exposure to Y2K-related problems focusing on three potential areas of exposure: laboratory information systems (LIS), electronic transmission of test results and the readiness of significant third parties with whom we have a material business relationship, such as transportation systems. To date, we have not experienced any material Y2K problems with our systems, our transmission of test results or our outside suppliers. However, we cannot assure that our systems or our suppliers do not have undetected Y2K problems that could result in significant operating difficulties for PharmChem.

        For the period January 1, 1996 through December 31, 1999, PharmChem has invested over $6.0 million in new information systems which have been designed to enhance our operational capabilities as well as meet Y2K requirements. We completed all Y2K projects at various dates through the end of the fourth quarter of 1999. We have funded all investments in information systems and other Y2K projects with internally generated cash, leases or bank financing. We estimate approximately $200,000 was expensed for Y2K activities, including consulting costs and payroll for employees dedicated to Y2K projects.

SEASONAL OPERATING FACTORS

        PharmChem's operations are affected by both seasonal trends to which drug testing laboratories are generally subject and general economic conditions. In the past, testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing.

RESEARCH AND DEVELOPMENT

        Our most experienced scientists and technicians perform research and development activities. Our research and development efforts continually focus upon improving laboratory procedures and processes. We believe we have engineered a number of efficiencies to improve the accuracy and reliability of our drug tests.

DOMESTIC AND FOREIGN OPERATIONS

        Refer to Note 10 to the Consolidated Financial Statements for reportable segment information and financial information about geographic areas.


ITEM 2.  PROPERTIES



        LOCATION                 USE           SQUARE FOOTAGE     REMAINING LEASE TERM
-----------------------  -------------------   -------------   ---------------------------
   1505-A O'Brien Drive   World Headquarters       35,719          1 year 5 months(1)
   Menlo Park, CA 94025     and Laboratory

   1275 Hamilton Court    Distribution Center      11,925              6 years(2)
   Menlo Park, CA 94025

    7606 Pebble Drive     Texas Division and       15,000      1 year with a 5 year option
   Fort Worth, TX 76118       Laboratory

     1A Harbour Quay           Medscreen           13,350        3 years with a 10 year
    100 Preston's Road     Headquarters and                              option
     London, E14 9PH          Laboratory
         England

---------
  (1) We are presently seeking to either renegotiate this lease or seek alternative facilities.
  (2) The lease contains an option for early termination in 2001.


ITEM 3.  LEGAL PROCEEDINGS

        In the ordinary course of our business, we are sued by individuals, primarily those in the criminal justice system, who have tested positive for drugs of abuse. In addition, we frequently testify in administrative and court proceedings involving the results of our tests. To date, we have not experienced any material liability related to these claims, although there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. There are no pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which any of our property is subject and our management does not believe the outcome of any of the proceedings will have a material impact on our financial position or results of operations.

        We believe that our liability insurance coverage is adequate for our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF PHARMCHEM


              NAME                    AGE           POSITION WITH PHARMCHEM
              ----                    ---     --------------------------------------------------
         Joseph W. Halligan           55      President, Chief Executive Officer and Director
         David A. Lattanzio           57      Vice President, Finance and Administration,
                                              Chief Financial Officer and Secretary
         Neil A. Fortner              45      Vice President, Laboratory Operations
         Elizabeth M. Lison           42      Vice President, Customer Service
         Joseph L. Kurta              48      Vice President, Sales and Marketing


        Mr. Halligan has been PharmChem's President, Chief Executive Officer and Director since November 1995. From 1988 to 1995, he was President and CEO of E.S.I. Consulting Group, a private consulting practice, specializing in advising and operating high growth, consumer and service oriented companies. Before forming his consulting practice, Mr. Halligan served from 1983 to 1987 as President and CEO of a privately-held company, Laura Scudder's, Inc. From 1969 to 1983, he served as Senior Vice President of Fotomat Corporation and President of its subsidiary, Video Services of America. He holds a B.S. in Management and Business Administration from Columbia Pacific University.

        Mr. Lattanzio has been PharmChem's Vice President, Finance and Administration, and Chief Financial Officer since April 1996 and Secretary since January 1997. He is responsible for all business aspects of our operations, including accounting, corporate finance, treasury, logistics, human resources and risk management. From 1995 to March 1996, Mr. Lattanzio performed private consulting for several companies, including PharmChem. He served as Vice President, Finance and Chief Financial Officer of Mission Foods from 1991 to 1995. Mr. Lattanzio holds a B.B.A. in Accounting from the University of Notre Dame and is a certified public accountant.

        Mr. Fortner has served as Vice President, Laboratory Operations of PharmChem since February 1992. He joined PharmChem as Director, Laboratory Operations in July 1991. He is the Scientific Director and is responsible for all production aspects of laboratory operations. From 1985 to 1991, he served as Director of Toxicology at Southgate Medical Services. Mr. Fortner has more than 15 years experience in forensic toxicology and he is a qualified SAMHSA and CAP laboratory inspector. He is a member of the American Association of Clinical Chemistry and a full member of the Society of Forensic Toxicologists, the American Academy of Forensic Sciences and the American Board of Forensic Examiners. Mr. Fortner holds a B.A. in Biology from Hiram College and a M.S. in Biochemistry from Western Kentucky University.

        Ms. Lison became Vice President, Customer Service of PharmChem in March 1997. She joined Medscreen in 1993, where she held various management positions in sales and customer service. Ms. Lison is responsible for all customer service functions. In June 1996, she relocated to our corporate office to serve as Director, Customer Service. From 1979 to 1993, Ms. Lison worked in various aspects of the design and delivery of workplace drug testing programs for companies based in the UK. Ms. Lison holds a B. Tech (Hons) in Medical Science from the University of Bradford, UK.

        Mr. Kurta has served as Vice President, Sales and Marketing since joining PharmChem in March 1998. He is responsible for sales, marketing and the commercial development of our laboratory services and the PharmScreen(R) and PharmChek(R) product lines. Prior to joining PharmChem, Mr. Kurta served as Director of Business Development and Director of Sales and Marketing for the Unilab Corporation and served in various capacities at Damon Laboratories and Corning/Metpath Laboratories. From 1979 to 1986, Mr. Kurta owned and operated Spectrum Helicopters, Inc., Copter Quik Delivery Systems and Geriatric HealthCare Group. Mr. Kurta holds B.A. and M.S. degrees from Alfred University in New York.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our common stock trades on the Nasdaq National Market under the symbol "PCHM".

STOCK PRICES

        The following table sets forth for the periods indicated the high and low closing bid prices for the our common stock by quarter for years 1999 and 1998, as reported by the Automated Quotation System of the National Association of Securities Dealers (Nasdaq). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.


               CALENDAR                               CALENDAR
               QUARTER     HIGH     LOW               QUARTER     HIGH     LOW
               --------    ----     ---               --------    ----     ---

               Q1 1999    $ 4.750 $ 1.750             Q1 1998   $ 2.750  $ 2.188
               Q2 1999    $ 3.438 $ 2.125             Q2 1998   $ 2.875  $ 2.125
               Q3 1999    $ 3.000 $ 1.938             Q3 1998   $ 3.500  $ 2.250
               Q4 1999    $ 4.000 $ 1.750             Q4 1998   $ 4.750  $ 2.375

        As of March 1, 2000, there were approximately 150 holders of record of our common stock. A large number of shares were held in nominee name. Based upon information furnished by our proxy solicitor, Skinner & Co, we believe we have approximately 1,500 shareholders as of March 1, 2000.

DIVIDENDS

        We have never paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. In addition, our current revolving credit agreement prohibits the declaration or payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                 ------------------------------------------------------------------
                                                                                       YEAR ENDED DECEMBER 31,
                                                                   1999           1998          1997           1996          1995
                                                                 --------       --------       --------       -------      --------
                                                                                (In thousands, except per share data)
Consolidated Statements of Operations Data:
      Net sales ...........................................      $ 44,487       $ 43,172       $ 39,233       $41,255      $ 39,111
      Cost of sales .......................................        31,374         31,653         31,311        31,757        29,771
                                                                 --------       --------       --------       -------      --------
      Gross profit ........................................        13,113         11,519          7,922         9,498         9,340
                                                                 --------       --------       --------       -------      --------
      Selling, general and administrative expenses ........        10,033          9,800          8,234         8,689         8,005
      Amortization of goodwill ............................           185            185            185           185           247
      Provision for doubtful accounts .....................           141            325            350           206           575
      Restructuring and unusual charges(1) ................             -              -              -             -         8,775
                                                                 --------       --------       --------       -------      --------
              Total operating expenses ....................        10,359         10,310          8,769         9,080        17,602
                                                                 --------       --------       --------       -------      --------
           Income (loss) from operations ..................         2,754          1,209           (847)          418        (8,262)
      Other expenses, net .................................           248            288            389           372           368
                                                                 --------       --------       --------       -------      --------
           Income (loss) before income taxes ..............         2,506            921         (1,236)           46        (8,630)
      Provision for (benefit from) income taxes ...........          (294)           286             34             -        (1,819)
                                                                 --------       --------       --------       -------      --------
           Net income (loss) ..............................      $  2,800       $    635       $ (1,270)      $    46      $ (6,811)
                                                                 ========       ========       ========       =======      ========

      Basic earnings (loss) per share .....................      $   0.48       $   0.11       $  (0.22)      $  0.01      $  (1.23)
                                                                 ========       ========       ========       =======      ========
      Diluted earnings (loss) per share ...................      $   0.47       $   0.10       $  (0.22)      $  0.01      $  (1.23)
                                                                 ========       ========       ========       =======      ========
      Basic weighted average shares outstanding ...........         5,786          5,764          5,734         5,622         5,542
                                                                 ========       ========       ========       =======      ========
      Diluted weighted average shares outstanding .........         5,954          6,238          5,734         5,710         5,542
                                                                 ========       ========       ========       =======      ========
      Cash dividends per share ............................             -              -              -             -             -
                                                                 ========       ========       ========       =======      ========

CONSOLIDATED BALANCE SHEET DATA:
      Working capital (deficiency) ........................      $  3,040       $   (319)      $ (1,147)      $ 1,707      $  4,283
      Total assets ........................................        25,046         22,063         22,246        21,647        22,236
      Long-term debt, net of current portion ..............         2,593            656            696         1,205         3,401
      Shareholders' equity ................................        13,697         10,910         10,211        11,431        11,026

----------
   (1) In 1995, we recorded a provision for restructuring and unusual charges of $8.8 million related to the marketing rights and development of PharmChek(R), computer and peripheral equipment, Medscreen goodwill and other unusual charges.

Selected quarterly financial data is included in Note 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 ("Forward-looking Statements"), which are subject to the "safe harbor" created by these Sections. Forward-looking statements are statements about future financial results, future products or services and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K and include the risks identified in "Factors Affecting Operating Results".

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data (dollars in thousands):




                                               THREE MONTHS ENDED DECEMBER 31,              TWELVE MONTHS ENDED DECEMBER 31,
                                         --------------------------------------------  -------------------------------------------
                                           1999        1998       1999        1998       1999        1998       1999       1998
                                         ---------   ---------  ---------   ---------  ---------   ---------  ---------  ---------
                                                                (As a % of net sales)                         (As a % of net sales)
NET SALES:
     Workplace employers                 $   4,051   $   4,328       35.9%      39.8%  $  15,742   $  17,440       35.4%      40.4%

     Criminal justice agencies               4,412       4,010       39.1       36.8      17,492      15,214       39.3       35.2
     Drug rehab programs                       377         407        3.3        3.8       1,538       1,581        3.5        3.7
     Domestic products & other                 620         600        5.5        5.5       2,639       2,528        5.9        5.9
     Medscreen                               1,834       1,537       16.2       14.1       7,076       6,409       15.9       14.8
                                         ---------   ---------  ---------   --------   ---------   ---------  ---------  ---------
            Total net sales                 11,294      10,882      100.0      100.0      44,487      43,172      100.0      100.0

COST OF SALES                                8,116       7,955       71.9       73.1      31,374      31,653       70.5       73.3
                                         ---------   ---------  ---------   --------   ---------   ---------  ---------  ---------

GROSS PROFIT                                 3,178       2,927       28.1       26.9      13,113      11,519       29.5       26.7
                                         ---------   ---------  ---------   --------   ---------   ---------  ---------  ---------
OPERATING EXPENSES:
     Selling, general & administrative       2,594       2,401       23.0       22.0      10,033       9,800       22.6       22.7
     Amortization of goodwill                   46          46        0.4        0.4         185         185        0.4        0.4
     Provision for doubtful accounts             8         103        0.0        1.0         141         325        0.3        0.7
                                         ---------   ---------  ---------   --------   ---------   ---------  ---------  ---------
           Total operating expenses          2,648       2,550       23.4       23.4      10,359      10,310       23.3       23.8
                                         ---------   ---------  ---------   --------   ---------   ---------  ---------  ---------

INCOME FROM OPERATIONS                         530         377        4.7        3.5       2,754       1,209        6.2        2.9
                                         ---------   ---------  ---------   --------   ---------   ---------  ---------  ---------

OTHER EXPENSES, net                             75          32        0.7        0.3         248         288        0.6        0.7
PROVISION FOR (BENEFIT
     FROM) INCOME TAXES                       (627)        108       (5.6)       1.0        (294)        286       (0.7)       0.7
                                         ---------   ---------  ---------   --------   ---------   ---------  ---------  ---------

NET INCOME                               $   1,082   $     237        9.6%       2.2%  $   2,800   $     635        6.3%       1.5%
                                         =========   =========  =========   ========   =========   =========  =========  =========


1999 COMPARED TO 1998

Net Sales

            Annual net sales increased 3.0% to $44,487,000 in 1999 from $43,172,000 in 1998. This increase mostly reflects the continued growth of our international drug testing operations. Medscreen's sales increased 10% on the strength of a 15.9% increase in specimen volume. Current year sales in the US increased 1.8% and reflect a $2.3 million (15.0%) increase in criminal justice sales that more than offset a $1.7 million (9.7%) decrease in workplace sales. Domestic specimen volume increased 1.9% compared to 1998 levels. Our consolidated specimen volume increased 2.7% to 2,850,000 and average selling prices for laboratory analysis were flat compared to 1998 levels. Net sales for the fourth quarter of 1999 increased 3.8% and average selling prices increased 3.7% from the comparable 1998 periods. In December, as part of our Premium Comprehensive Management(TM) program of fully integrated drug testing services, we launched our e-commerce system which provides for order processing, forms printing, collection scheduling, specimen tracking and results reporting--all through secure internet transmission.

Cost of Sales

            Although our annual specimen volume was higher in 1999, our cost of sales for the year decreased 0.9% to $31,374,000 in 1999 from $31,653,000 in 1998. Cost of sales as a percentage of net sales decreased to 70.5% in 1999 from 73.3% in 1998 and reflects improved operating efficiencies and continued favorable results from our cost containment program initiated in 1997, principally in the areas of direct labor and distribution. Gross profit as a percentage of net sales increased to 29.5% in 1999 from 26.7% in 1998 reflecting improved profit margins. Cost of sales for the 1999 fourth quarter of $8,116,000 increased slightly from the same prior year period due to higher specimen collection costs.

Selling, General and Administrative Expense

            Selling, general and administrative (SG&A) expenses for the year increased 2.4% to $10,033,000 in 1999 from $9,800,000 in 1998 due to higher depreciation expenses from our implementation of the Unified Database (UDB) software project in the third quarter of 1999. The percent of SG&A expenses to net sales decreased slightly to 22.6% in 1999 from 22.7% in 1998. SG&A expenses for the 1999 fourth quarter increased 8.0% to $2,594,000 from $2,401,000 in the prior year period and reflects higher depreciation expenses associated with the UDB project. We are also continuing to invest heavily in information systems and sales and marketing.

Income From Operations

            Income from operations for the year was $2,754,000 in 1999 compared to $1,209,000 in 1998, while income from operations for the fourth quarter was $530,000 in 1999 compared to $377,000 in 1998.

Provision for (Benefit from) Income Taxes

            The 1999 provision for current income taxes of $482,000 for the year was more than offset by a reversal of $336,000 of tax accruals no longer required due to a favorable settlement of an IRS review (recorded in the first quarter of 1999) and the recognition of an income tax benefit of approximately $440,000 from reducing the valuation allowance against net deferred tax assets (recorded in the fourth quarter of 1999). In addition, we offset approximately $347,000 of federal and state taxes with utilization of net operating loss carryforwards. During 1998, we recorded a provision for taxes of $286,000 for the year and $108,000 for the fourth quarter.

Net Income

            Net income for the year was $2,800,000 in 1999 compared to net income of $635,000 in 1998. We reported net income of $1,082,000 in the 1999 fourth quarter compared to net income of $237,000 in 1998.

1998 COMPARED TO 1997

Net Sales

            Annual net sales increased 10.0% to $43,172,000 in 1998 from $39,233,000 in 1997. This increase mostly reflects 49% higher sales at Medscreen and a 37% increase in products. Medscreen's 1998 results reflect a full year of the HM Prisons contract, which started in late 1997. Sales of our PharmScreen(R) Onsite Screening Device increased 73% and reflects the increased popularity of the single, dual, four and five test configurations. Our total urinalysis volume increased 3.5% to almost 2,800,000 specimens and average selling prices increased 4.7% from 1997 levels. Net sales for the 1998 fourth quarter of $10,882,000 increased 7.4% from the 1997 fourth quarter and reflects the higher Medscreen sales.

Cost of Sales

            Cost of sales for the year increased 1.1% to $31,653,000 in 1998 from $31,311,000 in 1997. Cost of sales as a percentage of net sales decreased to 73.3% in 1998 from 79.8% in 1997 and reflects our improved operating efficiencies and favorable results from the our cost containment program that was initiated in 1997. Cost reductions were successful in the areas of direct labor and results transmissions. Gross profit as a percentage of net sales increased to 26.7% in 1998 from 20.2% in 1997 reflecting improved profit margins. Cost of sales for the 1998 fourth quarter of $7,955,000 increased slightly from the 1997 fourth quarter due to increased specimen volume.

Selling, General and Administrative Expense

            Selling, general and administrative (SG&A) expenses for the year increased 19.0% to $9,800,000 in 1998 from $8,234,000 in 1997. The percent of
SG&A expenses to net sales increased to 22.5% in 1998 from 21.0% in 1997. SG&A expenses for the 1998 fourth quarter increased 25.1% to $2,364,000. These increases reflect our continued rebuilding of the sales, marketing, information systems and administrative infrastructure and higher depreciation expenses.

Income From Operations

            Income from operations for the year was $1,209,000 in 1998 compared to a loss from operations of $847,000 in 1997. Other expense, which includes interest expense and interest income, decreased to $288,000 in 1998 from $389,000 in 1997 due to lower average debt levels in 1998. We recorded a provision for income taxes of $286,000 in 1998.

Net Income

            Net income for the year was $635,000 in 1998 compared to a net loss of $1,270,000 in 1997. We reported net income of $237,000 in the 1998 fourth quarter compared to net income of $37,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

            Our operations during the years ending December 31, 1999, 1998 and 1997 provided cash of approximately $3,437,000, $4,596,000 and $1,140,000, respectively. The decrease in cash flow from operations between 1999 and 1998 reflects higher accounts receivable, a buildup of inventory to mitigate potential Y2K problems at our key suppliers and the reversal of the deferred tax valuation reserves, all of which more than offset the increase in net income. The increase in cash flow from operations between 1998 and 1997 reflects our improved operations and our better working capital management, principally in accounts receivables.

            As of December 31, 1999 and 1998, we had $1,804,000 and $802,000 in
cash and cash equivalents, respectively. During 1999, we completed three financing transactions totaling $3,782,000 and a significant portion of the proceeds were used for repayment of existing debt. We had net repayments of the revolving line of credit totaling $2,379,000 and repayments on term debt and capital leases totaled $835,000. We also used $3,007,000 to acquire property and equipment, mostly related to computer software and laboratory analyzers. During 1998, we had net repayments on the revolving line of credit of $1,702,000, we acquired $2,889,000 of property and equipment and we repaid term debt and capital lease obligations of $513,000.

            On December 5, 1997, we entered into a new revolving credit agreement (Credit Agreement) whereby the maximum line of credit was increased to $6,000,000. We used proceeds from the Credit Agreement to immediately repay the revolver balance outstanding under our previous credit agreement. The Credit Agreement permits borrowings of 85% of qualified accounts receivable, bears interest at the bank base rate plus 1.0% (9.50% at December 31, 1999), is secured by a lien on substantially all of our assets (excluding computer software) and carries a commitment fee equal to 0.5% of the maximum line of credit . The mark-up of 1.0% over the base rate and the commitment fee of 0.5% can, under certain conditions, be reduced to 0.5% and 0.25%, respectively. At December 31, 1999, the available maximum that could be borrowed under the Credit Agreement was $4,615,000.

            On August 10, 1998, the Credit Agreement was amended to provide for $500,000 of additional borrowing capacity (which was never used) through September 1998 and to provide for greater flexibility with respect to certain financial covenants. On November 5, 1999, the Credit Agreement was modified to permit up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and to permit the declaration and distribution of a dividend in connection with our shareholder rights plan. As of December 31, 1999, we were in compliance with all covenants except that we exceeded the limitation on annual capital expenditures, for which we obtained a waiver.

            On April 20, 1999, we entered into a $1,500,000 variable rate installment note (Installment Note) with our bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under the revolving line of credit. The Installment Note is subject to the same terms and conditions as the Credit Agreement, bears interest at the bank's base rate plus 1.0% (9.50% at December 31, 1999) and is payable over 60 months.

       On April 30, 1999, we entered into a $1,082,000 financing lease agreement with a lessor to refinance certain modules of our Unified Database software project. The lease agreement bears interest at 8.5% and is payable over 36 months. The proceeds from the lease were used to reduce amounts outstanding under the revolving line of credit. On November 23, 1999, we entered into a $1,200,000 financing lease agreement with a lessor to refinance certain other modules of our Unified Database software project. The lease agreement bears interest at 9.5% and is payable over 36 months. The proceeds from the lease were used to reduce amounts outstanding under the revolving line of credit and for capital expenditures. These leases have been accounted for as capital leases.

            Effective January 1, 2000, the Credit Agreement markup and commitment fee were reduced to 0.5% and 0.25%, respectively, as a result of our meeting the specified conditions.

            We anticipate that existing cash balances, amounts available under the Credit Agreement and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures through 2000.

            In November, 1999, our Board of Directors approved a common stock repurchase program whereby we are able to purchase up to 300,000 shares (approximately 5%) of our common stock from time to time on the open market or in privately negotiated sales. In connection with this program, our bank has authorized up to $2.0 million from our existing Credit Agreement to be used toward repurchase of our common stock under this program. The repurchase program contains certain restrictions, including limitations on the quantity, bid price and timing of stock purchases. As of December 31, 1999, no shares have been repurchased.

FACTORS AFFECTING OPERATING RESULTS

            We are subject to a number of risks which could affect operating results and liquidity, including, among others, the following:

COMPETITION AND CUSTOMER CONTRACTS

            The market for drug testing services became increasingly competitive in the 1990's, and continues to be competitive. Drug testing laboratories compete primarily on the basis of:

            -       customer service
            -       technical capability
            -       price

            We compete for customer contracts against firms that may have greater financial, marketing, laboratory and related resources.

            A majority of our sales arise out of competitively bid contracts, which are awarded based on technical superiority, customer service and price. The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. Our contracts generally allow termination at the customer's discretion on short notice with little or no penalty. Many contracts provide for termination for convenience. In addition, relatively few of our contracts call for minimum contract amounts or payments. Although in the past our customers generally have not exercised these early termination rights, there can be no assurance that this will continue in the future. Early termination of a substantial contract, if not replaced by comparable contracts, could have a material adverse effect on PharmChem.

PHARMCHEK(R) DRUGS OF ABUSE PATCH

            Since 1992, we have been investing in PharmChek(R), a system which uses sweat to detect the use of illegal drugs. To date, our sales of PharmChek(R) have not been material and there is no assurance that it will be commercially accepted by existing or new customers or generate significant revenues in the future. While the company that developed PharmChek(R) has obtained patents relating to its technology, there are various risks associated with the technology. There is no assurance:

            -       as to the validity of such patents
            - that the products we market will be covered by such patents
            - that competitors will not infringe upon such patents or successfully design similar or competing products that do not infringe upon such patents that the company

            - that obtained the PharmChek(R) patents will continue to be able to deliver products to the PharmChem.

CUSTOMER CONCENTRATION

            Our two largest customers combined accounted for approximately 29%, 29% and 27% of our sales in 1999, 1998 and 1997, respectively. The loss of these contracts, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. We have in the past failed to renew significant contracts which has had adverse effects on PharmChem. See "Competition and Customer Contracts" above.

CERTIFICATION

            We are certified by SAMHSA, CAP and a number of states to conduct drug testing using forensic procedures. In addition, our Texas and California laboratories are certified as discussed earlier in Part I on Certification and Government Regulation. Certification is essential to our business because some of our customers are required to use certified laboratories, and many of our customers look to certification as an indication of accuracy and reliability of results. In order to remain certified, we are subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements to which we are subject could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on PharmChem.

SEASONAL TRENDS AND ECONOMIC CONDITIONS

            Seasonal trends to which drug testing laboratories are generally subject affect our operations. In the past, testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing. Demand for our services is also dependent on general economic conditions. Recessionary periods generally result in fewer new hires, and therefore may lead to fewer pre-employment drug tests for public and private employer customers. Budget cuts at the federal, state or local level could reduce business from our public employer, criminal justice agency and government funded drug treatment program customers. Because expenses associated with maintaining our testing work force are relatively fixed over the short term, our profit margins tend to increase in periods of higher testing volume and decrease in periods of lower testing volume.

JUDICIAL DECISIONS AND GOVERNMENT POLICY

            State and federal courts have generally permitted the use of drug testing under certain circumstances and using certain procedures. However, challenges to drug testing programs are raised from time to time by employees, unions and other groups in litigation on constitutional, privacy and other grounds. In addition, legal precedent in a number of states governs the circumstances under which employers may test employees and the procedures under which such tests must be conducted. Although we believe that, to date, no such litigation or law has had a material adverse impact upon our business, new decisions, legislation or policies which restrict the use of drug testing could have a material adverse effect on PharmChem.

CREDIT AVAILABILITY

            We maintain a revolving credit agreement with a bank. All borrowings are secured by a lien on all of our assets (excluding computer software). The Credit Agreement contains certain financial covenants, which we anticipate being able to comply with throughout 2000, although there can be no assurance that such compliance will be maintained.

LEGAL PROCEEDINGS

            In the ordinary course of our business, we are sued by individuals, primarily those in the criminal justice system, who have tested positive for drugs of abuse. In addition, we frequently testify in administrative and court proceedings involving the results of our tests. To date, we have not experienced any material liability related to these claims, although there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims.

ENVIRONMENTAL MATTERS

            A small portion of our business involves testing procedures requiring the use of chloroform and radioactive reagents, which are considered to be hazardous materials. Failure to comply with current or future federal, state or local environmental laws or regulations regarding these hazardous materials could have a material adverse effect on PharmChem. We believe we are in compliance with all applicable environmental laws and regulations.

DEPENDENCE ON KEY PERSONNEL

            Our success is dependent in part on our key management and technical personnel, the loss of one or more of whom could have a material adverse effect on PharmChem. None of our key employees has an employment contract with us. We believe that our future success will depend in part upon our continued ability to attract, retain and motivate additional highly skilled personnel.

YEAR 2000

            The Year 2000 (Y2K) issue is the result of date-sensitive devices, systems and computer applications that were deployed using two digits rather than four digits to define the applicable year. Therefore, these technologies may improperly recognize a year containing "00" as 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations. We are subject to various risks associated with the Y2K impact on information systems software and hardware. We have assessed our exposure to Y2K-related problems focusing on three potential areas of exposure: laboratory information systems (LIS), electronic transmission of test results and the readiness of significant third parties with whom we have a material business relationship, such as transportation systems. To date, we have not experienced any material Y2K problems with our systems, our transmission of test results or our outside suppliers. However, we cannot assure that our systems or our suppliers do not have undetected Y2K problems that could result in significant operating difficulties for PharmChem.

            For the period January 1, 1996 through December 31, 1999, PharmChem has invested over $6.0 million in new information systems which have been designed to enhance our operational capabilities as well as meet Y2K requirements. We completed all Y2K projects at various dates through the end of the fourth quarter of 1999. We have funded all investments in information systems and other Y2K projects with internally generated cash, leases or bank financing. We estimate approximately $200,000 was expensed for Y2K activities, including consulting costs and payroll for employees dedicated to Y2K projects.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving line of credit and bank term debt carry interest at the prime rate plus 1.0%, and under certain circumstances can be reduced to prime plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and a decrease in the prime rate will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime rate. Assuming levels of debt consistent with historical amounts, a 1.0% change in the prime rate would not materially change interest expense.

            Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 84% in pound sterling and 16% in US currency. During 1999 and 1998, Medscreen's net sales represented 16% and 15%, respectively, of our total net sales and, as a result, we do not consider the impact of market risk on foreign currency transactions material. For that reason, we do not intend to engage in hedging transactions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See Index at page 44, Item 14. (a) (1).

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of PharmChem Laboratories, Inc.:

       We have audited the accompanying consolidated balance sheets of PharmChem Laboratories, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmChem Laboratories, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG LLP

San Francisco, California
February 11, 2000

                                 PHARMCHEM LABORATORIES, INC.

                                 CONSOLIDATED BALANCE SHEETS

                                        (IN THOUSANDS)


                                                                           DECEMBER 31,
                                                                       --------------------
                                                                        1999        1998
                                                                       --------    --------
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ......................................   $  1,804    $    802
    Accounts receivable, net of allowance for doubtful
        accounts of $545 and $562, respectively ....................      6,716       6,522
    Inventory ......................................................      1,934       1,525
    Deferred tax asset .............................................        608         315
    Prepaids and other current assets ..............................        537         404
                                                                       --------    --------
            TOTAL CURRENT ASSETS ...................................     11,599       9,568
                                                                       --------    --------

PROPERTY AND EQUIPMENT, net ........................................      9,555       8,508
OTHER ASSETS .......................................................      1,087         997
GOODWILL, net of accumulated amortization
     of $6,426 and $6,241, respectively ............................      2,805       2,990
                                                                       --------    --------
                                                                       $ 25,046    $ 22,063
                                                                       ========    ========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving line of credit .......................................       $  -    $  2,379
    Current portion of long-term debt ..............................      1,475         465
    Accounts payable ...............................................      2,903       3,123
    Accrued compensation ...........................................      1,259       1,155
    Accrued collectors and other liabilities .......................      2,922       2,765
                                                                       --------    --------
            TOTAL CURRENT LIABILITIES ..............................      8,559       9,887
                                                                       --------    --------

LONG TERM DEBT, net of current portion .............................      2,593         656
OTHER NONCURRENT LIABILITIES .......................................        197         610
                                                                       --------    --------
            TOTAL LIABILITIES ......................................     11,349      11,153
                                                                       --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, no par value, 10,000 shares authorized, 5,805 and 5,782 shares issued and outstanding at December 31,
        1999 and 1998, respectively ................................     19,139      19,090
    Accumulated other comprehensive income .........................         21          83
    Accumulated deficit ............................................     (5,463)     (8,263)
                                                                       --------    --------
            TOTAL SHAREHOLDERS' EQUITY .............................     13,697      10,910
                                                                       --------    --------
                                                                       $ 25,046    $ 22,063
                                                                       ========    ========

          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1999         1998          1997
                                                   --------     --------     --------
NET SALES ........................................ $ 44,487     $ 43,172     $ 39,233

COST OF SALES ....................................   31,374       31,653       31,311
                                                   --------     --------     --------
GROSS PROFIT .....................................   13,113       11,519        7,922
                                                   --------     --------     --------

OPERATING EXPENSES:
        Selling, general and administrative ......   10,033        9,800        8,234
        Amortization of goodwill .................      185          185          185
        Provision for doubtful accounts ..........      141          325          350
                                                   --------     --------     --------
                    Total operating expenses .....   10,359       10,310        8,769
                                                   --------     --------     --------
INCOME (LOSS) FROM OPERATIONS ....................    2,754        1,209         (847)
                                                   --------     --------     --------

OTHER  EXPENSE, net:
        Interest expense .........................      284          293          397
        Interest income ..........................      (21)          (3)          (8)
        Other ....................................      (15)          (2)           -
                                                   --------     --------     --------
                    Other expense, net ...........      248          288          389
                                                   --------     --------     --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ..    2,506          921       (1,236)

PROVISION FOR (BENEFIT FROM) INCOME TAXES ........     (294)         286           34
                                                   --------     --------     --------
NET INCOME (LOSS) ................................ $  2,800     $    635     $ (1,270)
                                                   ========     ========     ========

EARNINGS (LOSS) PER SHARE:
        Basic .................................... $   0.48     $   0.11     $  (0.22)
                                                   ========     ========     ========
        Diluted .................................. $   0.47     $   0.10     $  (0.22)
                                                   ========     ========     ========


WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic ....................................    5,786        5,764        5,734
                                                   ========     ========     ========
        Diluted ..................................    5,954        6,238        5,734
                                                   ========     ========     ========


          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)


                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              1999          1998         1997
                                            -------       -------      -------
NET INCOME (LOSS) .......................   $ 2,800       $   635      $(1,270)

OTHER COMPREHENSIVE INCOME (LOSS):
        Foreign currency translation ....       (62)            1          (62)
                                            -------       -------      -------

COMPREHENSIVE INCOME (LOSS) .............   $ 2,738       $   636      $(1,332)
                                            =======       =======      =======



          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                                   ACCUMULATED
                                            COMMON STOCK              OTHER                          TOTAL
                                         --------------------     COMPREHENSIVE    ACCUMULATED   SHAREHOLDERS'
                                         SHARES        AMOUNT         INCOME         DEFICIT         EQUITY
                                         -------      --------    -------------    -----------   -------------
BALANCE AT DECEMBER 31, 1996 .........     5,695      $ 18,915       $    144       $ (7,628)      $ 11,431
        Exercise of stock options ....        55           112              -              -            112
        Other comprehensive loss .....         -           (62)             -            (62)
                                                                                                   --------
        Net loss .....................         -             -              -         (1,270)        (1,270)
                                        --------      --------       --------       --------       --------

BALANCE AT DECEMBER 31, 1997 .........     5,750        19,027             82         (8,898)        10,211
        Exercise of stock options ....        32            63              -              -             63
        Other comprehensive income ...                       -              1              -              1
        Net income ...................         -             -              -            635            635
                                        --------      --------       --------       --------       --------

BALANCE AT DECEMBER 31, 1998 .........     5,782        19,090             83         (8,263)        10,910
        EXERCISE OF STOCK OPTIONS ....        23            49              -              -             49
        OTHER COMPREHENSIVE LOSS .....         -             -            (62)             -            (62)
        NET INCOME ...................         -             -              -          2,800          2,800
                                        --------      --------       --------       --------       --------

BALANCE AT DECEMBER 31, 1999 .........     5,805      $ 19,139       $     21       $ (5,463)      $ 13,697
                                        ========      ========       ========       ========       ========




          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                 1999          1998          1997
                                                                                -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................................      $ 2,800       $   635       $(1,270)
   Adjustments to reconcile net income (loss) to net
      Cash provided by operating activities:
        Depreciation and amortization ....................................        2,057         1,999         1,917
        Provision for doubtful accounts ..................................          141           325           350
        Deferred income taxes ............................................         (440)          152            34
        Loss (gain) on dispositions and sales of equipment ...............           95            (2)            6
        Deferred gain on sale of equipment ...............................          (24)          (82)            -
   Change in operating assets and liabilities:
        Accounts receivable ..............................................         (335)          761           210
        Inventory ........................................................         (409)           84          (595)
        Income tax refund receivable .....................................            -             -           351
        Prepaids and other current assets ................................         (136)          (99)           34
        Other noncurrent assets ..........................................           60           (75)           (5)
        Accounts payable and other accrued liabilities ...................           41           435           100
        Other noncurrent liabilities .....................................         (413)          463             8
                                                                                -------       -------       -------
             Net cash provided by operating activities ...................        3,437         4,596         1,140
                                                                                -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................................       (3,007)       (2,889)       (2,798)
   Proceeds from sales of equipment ......................................           17           439             -
                                                                                -------       -------       -------
             Net cash used in investing activities .......................       (2,990)       (2,450)       (2,798)
                                                                                -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) on revolving lines of credit, net .............       (2,379)       (1,702)        3,079
   Proceeds from financing leases and long term debt .....................        3,782           435             -
   Principal payments on long-term debt and capital leases ...............         (835)         (513)       (1,339)
   Proceeds from exercise of stock options ...............................           49            63           112
                                                                                -------       -------       -------
             Net cash provided by (used in) financing activities .........          617        (1,717)        1,852
                                                                                -------       -------       -------
   Foreign currency translation ..........................................          (62)            1           (62)
                                                                                -------       -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................        1,002           430           132
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................          802           372           240
                                                                                -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................................      $ 1,804       $   802       $   372
                                                                                =======       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest, net of $138, $153 and $46 capitalized in 1999,
       1998 and 1997, respectively .......................................      $   434       $   305       $   376
                                                                                =======       =======       =======
    Cash paid for taxes ..................................................      $   246       $     1       $     3
                                                                                =======       =======       =======



          See accompanying notes to consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


1.  THE COMPANY

       PharmChem is a leading independent laboratory providing integrated drug testing services. We test for a number of drugs of abuse, primarily by urinalysis. In addition to forensic drug testing, we offer a range of services which are customized to assist customers in implementing cost-effective drug testing programs. Our customers include private and public employers, criminal justice agencies and drug treatment programs primarily in the United States (US) and Europe.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

       The consolidated financial statements include the accounts of PharmChem and our wholly-owned subsidiary, Medscreen, a United Kingdom (UK) company, after elimination of all intercompany accounts and transactions. The functional currency of Medscreen is the local currency. When we refer to "we" or "PharmChem" in these Notes, we mean the current California corporation (PharmChem Laboratories, Inc.) as well as our wholly-owned subsidiary Medscreen.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash balances and all highly liquid investments with original maturities of three months or less at the date of purchase. At December 31, 1999 and 1998, cash and cash equivalents consist of demand deposits maintained at established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

CONCENTRATIONS OF CREDIT RISK

       We are subject to a number of risks which include, among others, competition related to customer contracts, development and marketing of PharmChek(R) and PharmScreen(R), customer concentration and laboratory certification. Financial instruments which potentially subject PharmChem to concentrations of credit risk consist principally of cash investments, trade receivables and debt. We have cash investment policies that limit investments to short-term, low risk instruments. Although two customers accounted for approximately 29%, 29% and 27% of our sales for the years ended December 31, 1999, 1998 and 1997, respectively, we believe the risk associated with concentrations of credit for trade receivables is mitigated because (i) one of the customers is a federal government agency; (ii) the remaining customer base is diversified among many corporate industries and other government agencies;
(iii) we have an ongoing credit evaluation process; and (iv) we maintain an allowance for doubtful accounts.

                         PHARMCHEM LABORATORIES, INC.

INVENTORY

       We state inventory at the lower of cost or market. We determine cost using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. At December 31, our inventory consisted of the following:



                                                           1999     1998
                                                          -----    ------
                                                           (In thousands)
              Laboratory materials ...................... $  801   $  529
              Collection materials ......................    649      801
              Products ..................................    484      195
                                                          ------   ------
                                                          $1,934   $1,525
                                                          ======   ======

PROPERTY AND EQUIPMENT

       We record property and equipment at cost. We provide for depreciation and amortization using the straight-line method over the estimated useful lives. We amortize leasehold improvements and equipment held under capital leases over the shorter of the lease term or useful lives. At December 31, our property and equipment consisted of the following:



                                                                             USEFUL LIVES
                                                                                IN YEARS       1999         1998
                                                                                --------     --------     --------
                                                                                                (In thousands)
Lab equipment ......................................................             5 to 10     $  5,881     $  6,920
Computer hardware and software .....................................             3 to 10        7,698        5,107
Office equipment ...................................................              3 to 7          395          500
Furniture, fixtures and other ......................................             3 to 10          974          785
Leasehold improvements .............................................                   -        3,579        3,942
Construction in progress ...........................................                   -        1,559        2,113
                                                                                             --------     --------
                                                                                               20,086       19,367
Less: accumulated depreciation and amortization ....................                          (10,531)     (10,859)
                                                                                             --------     --------
Property and equipment, net ........................................                         $  9,555     $  8,508
                                                                                             ========     ========


       We capitalize software development costs for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, we capitalized $850,000 and $1,590,000 of software development costs in 1999 and 1998, respectively, related to our information systems capital expenditure program.

       Expenditures for maintenance and repairs are expensed as incurred. We capitalize costs of major replacements and betterments. When we retire or otherwise dispose of property, we remove the cost and accumulated depreciation and amortization from the appropriate accounts and we include any gain or loss in the statement of operations.

                          PHARMCHEM LABORATORIES, INC.

LONG-LIVED ASSETS, INCLUDING GOODWILL

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review, as circumstances dictate, the carrying amount of our long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. We determine recoverability by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. We measure the amount of impairment, if any, based on the excess of the carrying value over the fair value. Our management believes that no impairment of long-lived assets has occurred during the three years ended December 31, 1999.

      Goodwill consists of the excess of cost over the fair value of the net assets of businesses acquired and we amortize goodwill on a straight-line basis over periods ranging from 20 to 40 years.

REVENUE AND OTHER DEFERRED CREDITS

      We recognize revenue (i) upon completion of laboratory analyses of specimens submitted by customers, and (ii) at the time of shipment for products. Deferred credits include deferred rent and deferred service revenues. Deferred rent represents unrealized rent abatements granted by the lessor of the facility occupied by Medscreen, and we amortize deferred rent on a straight-line basis as a reduction to rent expense over the remaining lease term. Deferred service revenues represents amounts billed in advance of laboratory analysis performed. We classify deferred revenues expected to be realized beyond one year as other noncurrent liabilities.

INCOME TAXES

      We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK BASED-COMPENSATION

      We account for our stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, we continue to measure compensation expense for awards granted to employees and directors under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The exercise price of options granted under our stock option plans is equal to the market price of our stock on the date of grant. Therefore, we have not recorded compensation cost under APB No. 25.

                          PHARMCHEM LABORATORIES, INC.

EARNINGS (LOSS) PER SHARE

      We compute and disclose our earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings (loss) per share. We calculate basic earnings (loss) per share using the weighted average number of common shares outstanding during the period. We calculate diluted earnings (loss) per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options. We calculate dilutive potential common shares using the treasury stock method.

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

RECLASSIFICATIONS

      We have made certain reclassifications to prior year amounts to conform to current year presentation.

3.  DEBT

      Our revolving credit agreement and capitalized lease obligations at December 31 consist of the following:

                                                                                                      1999           1998
                                                                                                    --------       --------
                                                                                                        (In thousands)
      Revolving credit agreement pursuant to a revolving loan agreement ......................      $     --       $  2,379
      Term note ..............................................................................         1,369             --
      Obligations under capitalized leases, due in monthly installments through 2002, secured by laboratory equipment, office equipment and computer software,
          interest rates ranging from 6% to 10% ..............................................         2,699          1,121
                                                                                                    --------       --------
                                                                                                       4,068          3,500
      Less: current portion and revolving line of credit .....................................        (1,475)        (2,844)
                                                                                                    --------       --------
      Long-term portion ......................................................................      $  2,593       $    656
                                                                                                    ========       ========

                          PHARMCHEM LABORATORIES, INC.

      Future principal payments at December 31, 1999 are as follows (in thousands):

                                                                                  AMOUNT
                                                                                  ------
      2000.....................................................................   $1,475
      2001.....................................................................    1,228
      2002.....................................................................      944
      2003.....................................................................      316
      2004.....................................................................      105
                                                                                  ------
      Total Debt...............................................................   $4,068
                                                                                  ======

      On December 5, 1997, we entered into a new revolving credit agreement (Credit Agreement) whereby the maximum line of credit was increased to $6,000,000. We used proceeds from the Credit Agreement to immediately repay the revolver balance outstanding under our previous credit agreement. The Credit Agreement permits borrowings of 85% of qualified accounts receivable, bears interest at the bank base rate plus 1.0% (9.50% at December 31, 1999), is secured by a lien on substantially all of our assets (excluding computer software) and carries a commitment fee equal to 0.5% of the maximum line of credit . The mark-up of 1.0% over the base rate and the commitment fee of 0.5% can, under certain conditions, be reduced to 0.5% and 0.25%, respectively. At December 31, 1999, the available maximum that could be borrowed under the Credit Agreement was $4,615,000.

      The Credit Agreement contains certain financial covenants, which among others, require PharmChem to maintain certain ratios of working capital and net worth and restricts the payment of dividends. On August 10, 1998, the Credit Agreement was amended to provide for $500,000 of additional borrowing capacity (which was never used) through September 1998 and to provide for greater flexibility with respect to certain financial covenants. On November 5, 1999, the Credit Agreement was modified to permit up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and to permit the declaration and distribution of a dividend in connection with our shareholder rights plan. As of December 31, 1999, we were in compliance with all covenants except that we exceeded the limitation on annual capital expenditures, for which we obtained a waiver.

      On April 20, 1999, we entered into a $1,500,000 variable rate installment note (Installment Note) with our bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under the revolving line of credit. The Installment Note is subject to the same terms and conditions as the Credit Agreement, bears interest at the bank's base rate plus 1.0% (9.50% at December 31, 1999) and is payable over 60 months.

      On April 30, 1999, we entered into a $1,082,000 financing lease agreement with a lessor to refinance certain modules of our Unified Database software project. The lease agreement bears interest at 8.5% and is payable over 36 months. The proceeds from the lease were used to reduce amounts outstanding under the revolving line of credit. On November 23, 1999, we entered into a $1,200,000 financing lease agreement with a lessor to refinance certain other modules of our Unified Database software project. The lease agreement bears interest at 9.5% and is payable over 36 months. The proceeds from the lease were used to reduce amounts outstanding under the revolving line of credit and for capital expenditures. These leases have been accounted for as capital leases.

      Effective January 1, 2000, the Credit Agreement markup and commitment fee were reduced to 0.5% and 0.25%, respectively, as a result of our meeting the specified conditions. The weighted average interest rate for 1999 and 1998 was 10.6% and 9.8%, respectively.

                          PHARMCHEM LABORATORIES, INC.

      We have leased certain laboratory equipment, office equipment and computer software with an original cost of approximately $4,422,000 and $2,139,000 under capital lease agreements at December 31, 1999 and 1998, respectively. The accumulated depreciation of such leased equipment was approximately $1,159,000 and $691,000 at December 31, 1999 and 1998, respectively. At December 31, 1999, the future minimum lease payments, together with the present value of the net minimum lease payments under these agreements, were as follows (in thousands):

                                                                              AMOUNT
                                                                              ------
      2000..................................................................  $1,360
      2001..................................................................   1,014
      2002..................................................................     653
                                                                              ------
            Total minimum lease payments....................................   3,027
            Less: amount representing interest .............................    (328)
                                                                              ------
            Present value of net minimum lease payments.....................  $2,699
                                                                              ======

4.  INCOME TAXES

      The income (loss) before income taxes based upon the geographic locations of our operations consisted of the following for the year ended December 31:

                                                   1999     1998     1997
                                                  ------    ----    -------
                                                       (In thousands)
      Pre-tax income (loss):
               Domestic ......................    $1,232    $148    $(1,552)
               Foreign .......................     1,274     773        316
                                                  ------    ----    -------
               Consolidated ..................    $2,506    $921    $(1,236)
                                                  ======    ====    =======

      The provision for (benefit from) income taxes consisted of the following for the year ended December 31:

                                                                            1999      1998   1997
                                                                            -----     ----   ----
                                                                                 (In thousands)
      Current:
                 Federal ...............................................    $(326)    $ --    $--
                 State .................................................        5        5     --
                 Foreign ...............................................      467      129     --
                                                                            -----     ----    ---
                       Total current ...................................      146      134     --
                                                                            -----     ----    ---
      Deferred:
                 Federal ...............................................     (170)      83     --
                 State .................................................     (224)      27     --
                 Foreign ...............................................      (46)      42     34
                                                                            -----     ----    ---
                       Total deferred ..................................     (440)     152     34
                                                                            -----     ----    ---
                       Provision for (benefit from) income taxes .......    $(294)    $286    $34
                                                                            =====     ====    ===

      Undistributed earnings at our foreign subsidiary are not significant. We reconciled the provision for income taxes with the federal statutory rate for the year ended December 31 as follows:

                          PHARMCHEM LABORATORIES, INC.

                                                                                        1999       1998       1997
                                                                                       ------     ------     ------
                                                                                               (In thousands)
      Tax provision (benefit) computed at the federal statutory tax rate ..........    $  852     $  313     $ (420)
      State taxes, net of federal tax benefit .....................................        47         13        (30)
      Utilization of net operating loss carryforwards .............................      (277)      (146)        --
      Effects of foreign operations ...............................................       (40)        (1)       (27)
      Amortization of goodwill and other permanent differences ....................       377        131         44
                 Change in the beginning of the year valuation allowance ..........      (975)       (24)       438
                 Reversal of accrual no longer required ...........................      (336)        --         --
      Other .......................................................................        58         --         29
                                                                                       ------     ------     ------
                             Provision for income taxes ...........................    $ (294)    $  286     $   34
                                                                                       ======     ======     ======

      The major components of temporary differences which give rise to the deferred tax accounts at December 31 are as follows:

                                                                                1999         1998
                                                                              --------     --------
                                                                                 (In thousands)
      Current deferred tax assets:
                    Reserves and accruals ................................    $    516     $    653
                    Net operating loss carryforwards .....................         195          188
                                                                              --------     --------
                          Total gross current asset ......................         711          841
                    Deferred tax valuation allowance .....................        (103)        (523)
                                                                              --------     --------
                          Net current asset ..............................    $    608     $    318
                                                                              ========     ========
      Non-current deferred tax assets:
                    Net operating loss carryforwards .....................    $    179     $    657
                    Difference between book and tax depreciation .........         424          396
                    Capital loss carryforwards ...........................         198          171
                    Research tax credit carryforwards and other ..........         172          281
                                                                              --------     --------
                          Total gross non-current asset ..................         973        1,505
                    Deferred tax asset valuation allowance ...............        (255)        (927)
                                                                              --------     --------
                          Net non-current asset ..........................    $    718     $    578
                                                                              ========     ========
      Total deferred tax asset ...........................................    $  1,326     $    896
                                                                              ========     ========

      In the fourth quarter of 1999, we recognized an income tax benefit of approximately $440,000 from reducing the valuation allowance primarily as a result of the continued improvement in our operating results and prospects. In addition, we offset approximately $347,000 of federal and state taxes with utilization of net operating loss carryforwards. The recognition of the net deferred tax asset is based upon the expected utilization of net operating loss carryforwards that we believe will more likely than not be realized. The net change in the valuation allowance was an increase (decrease) of $(1,252,000), $(24,000) and $438,000 in 1999, 1998 and 1997, respectively.

      We have classified the long-term deferred tax asset with "Other assets" on the accompanying Consolidated Balance Sheets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Although realization is not assured, we believe more likely than not that the net deferred tax asset will be realized in the future primarily from the

                          PHARMCHEM LABORATORIES, INC.

generation of US source taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are lowered or are lower than currently estimated.

      As of December 31, 1999, we have net operating loss carryforwards for federal and state income tax reporting purposes of approximately $1,213,000 and $1,140,000, respectively. The federal loss carryforwards expire at various dates through 2012 and the state loss carryforwards expire at various dates through 2002. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

      In the first quarter of 1999, we successfully appealed a Notice of Deficiency issued by the Internal Revenue Service (IRS) during its examination of our income tax returns for years 1990 to 1995. The IRS had challenged the deductibility of research expenses related to the development of the PharmChek(R) sweat patch device. As a result of this favorable ruling, we reversed a $336,000 reserve that was no longer required.

5. INCENTIVE STOCK PLANS AND STOCK REPURCHASE PROGRAM

1997 AND 1988 INCENTIVE STOCK PLANS

      In May 1997, our shareholders approved the 1997 Incentive Stock Plan whereby stock options, including incentive stock options, non-qualified options, restricted shares, performance shares, bonus shares and stock appreciation rights may be granted to employees, consultants and directors, for up to 500,000 shares of common stock. This 1997 Plan, which expires in 2007, is administered by the Officers Compensation Committee of the Board of Directors. That Committee determines the term of each stock option (up to a maximum of ten years). The exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Unless that Committee determines otherwise, options will be exercisable with respect to 6.25% of the granted shares on the first day of each of the first sixteen calendar quarters after the grant date. As of December 31, 1999, options granted under the 1997 Plan totaled 240,059 and no options have been canceled or exercised.

      In November 1988, we adopted the 1988 Incentive Stock Plan. The 1988 Plan expired in 1998. Under the 1988 Plan, nonstatutory options and stock purchase rights could be granted to employees and consultants, while incentive stock options could only be granted to employees, for up to a total of 1,280,000 shares of common stock. Options granted under the 1988 Plan vest generally over a 48-month period and expire ten years after the grant date.

      Effective March 24, 1998 we engaged in a stock option exchange program that effectively repriced all then outstanding options having an exercise price above the then current market price of $2.375. See "Repriced granted/canceled" in the following table. The repriced options began vesting effective April 24, 1998 over a 48-month period. The exercise price for all options exchanged was $2.375.

      Options to purchase approximately 453,790, 244,081 and 309,753 shares of common stock under both plans were exercisable at December 31, 1999, 1998 and 1997 respectively. Option information for the periods presented is as follows:

                                                               OPTIONS OUTSTANDING
                                                              ---------------------
                                                   OPTIONS                 WEIGHTED
                                                  AVAILABLE    NUMBER      AVERAGE
                                                  FOR GRANT   OF SHARES     PRICE
                                                  ---------   ---------    --------
Balance at December 31, 1996 ...................   113,047      696,821     $ 3.32
                                                  --------     --------     ------
          Additional shares approved ...........   500,000           --         --

                          PHARMCHEM LABORATORIES, INC.

          Granted ..............................   (40,000)      40,000       3.56
          Canceled .............................    52,631      (52,631)      2.04
          Exercised ............................        --      (55,286)      2.06
                                                  --------     --------     ------
Balance at December 31, 1997 ...................   625,678      628,904       3.55
                                                  --------     --------     ------
          1988 Plan expiration .................    (7,739)          --         --
          Granted ..............................  (370,250)     370,250       2.45
          Canceled .............................    42,252      (42,252)      3.31
          Exercised ............................        --      (18,394)      2.02
          Repriced granted .....................  (463,480)     463,480       2.38
          Repriced canceled ....................   463,480     (463,480)      3.95
                                                  --------     --------     ------
Balance at December 31, 1998 ...................   289,941      938,508       2.95
                                                  --------     --------     ------
          GRANTED ..............................   (30,000)      30,000       3.38
          CANCELED .............................        --      (33,377)      2.38
          EXERCISED ............................        --       (8,123)      2.38
                                                  --------     --------     ------
BALANCE AT DECEMBER 31, 1999 ...................   259,941      927,008     $ 2.41
                                                  ========     ========     ======

1992 DIRECTOR OPTION PLAN

      In May 1992, we adopted the 1992 Director Option Plan ("the Director Plan") and reserved 250,000 shares of common stock for issuance under this plan. On March 22, 1997, we changed the Director Plan to provide for grants to outside directors only. The options vest over a 48-month period and are granted at fair market value. Options granted prior to 2000 expire five years from the original grant date. On November 30, 1999, the Director Plan was amended to change the date of automatic grants from January 1 to March 1. Options to purchase approximately 15,204, 37,601 and 88,332 shares of common stock were exercisable at December 31, 1999, 1998 and 1997, respectively.

                          PHARMCHEM LABORATORIES, INC.

Option information for the periods presented is as follows:

                                                                  OPTIONS OUTSTANDING
                                                                 -----------------------
                                                   OPTIONS                      WEIGHTED
                                                  AVAILABLE       NUMBER        AVERAGE
                                                  FOR GRANT      OF SHARES       PRICE
                                                  ---------      ---------      --------
      Balance at December 31, 1996 ..........       110,626        130,000       $ 3.32
                                                   --------       --------       ------
                Granted .....................       (10,000)        10,000         5.25
                Canceled ....................        30,000        (30,000)        8.75
                Exercised ...................            --             --           --
                                                   --------       --------       ------
      Balance at December 31, 1997 ..........       130,626        110,000         3.52
                                                   --------       --------       ------
                Granted .....................       (15,000)        15,000         2.58
                Canceled ....................        62,187        (62,187)        4.05
                Exercised ...................            --        (12,813)        2.00
                                                   --------       --------       ------
      Balance at December 31, 1998 ..........       177,813         50,000         2.38
                                                   --------       --------       ------
                GRANTED .....................       (10,000)        10,000         4.63
                CANCELED ....................        15,000        (15,000)        2.88
                EXERCISED ...................            --        (15,000)        2.00
                                                   --------       --------       ------
      BALANCE AT DECEMBER 31, 1999 ..........       182,813         30,000       $ 4.02
                                                   ========       ========       ======

      The following summarizes information about all stock option plans at December 31, 1999:

                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                    -----------------------------------------    -------------------------
                                   WEIGHTED     WEIGHTED AVG.                     WEIGHTED
                                   AVERAGE       REMAINING                        AVERAGE
       RANGE OF       OPTIONS      EXERCISE      CONTRACTUAL      OPTIONS         EXERCISE
    EXERCISE PRICE  OUTSTANDING     PRICE           LIFE         EXERCISABLE       PRICE
    --------------  -----------    --------     -------------    -----------     ---------
        $2.00          93,278       $2.000        5.0 Years         93,278         $2.000
         2.375        740,230        2.375        8.3 Years        333,943          2.375
      2.50 -  5.25    123,500        3.338        7.3 Years         41,773          3.447
     -------------    -------       ------        ---------        -------         ------
     $2.00 - $5.25    957,008       $2.463        7.8 Years        468,994         $2.396
     =============    =======       ======        =========        =======         ======

                          PHARMCHEM LABORATORIES, INC.

PROFORMA INFORMATION

      We continue to apply APB No. 25 in accounting for our stock based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If we had determined compensation cost for our stock based compensation plans in accordance with the fair value method prescribed by SFAS No. 123, our proforma net income (loss) and earnings (loss) per share for the years ended December 31 would have been as follows:

                                                               1999      1998       1997
                                                              ------    ------    --------
                                                                   (In thousands, except
                                                                     per share amounts)
      Net income (loss), as reported .....................    $2,800    $  635    $ (1,270)
      Net income (loss), pro forma .......................     2,580       278      (1,737)
      Basic earnings (loss) per share, as reported .......    $ 0.48    $ 0.11    $  (0.22)
      Basic earnings (loss) per share, pro forma .........      0.45      0.05       (0.30)
      Diluted earnings (loss) per share, as reported .....      0.47      0.10       (0.22)
      Diluted loss per share, pro forma ..................      0.44      0.05       (0.30)

      The weighted average fair values of options granted during 1999, 1998 and 1997 were $2.26, $1.44 and $2.31, respectively. We estimate the fair value of each grant on the date of grant using the Binomial option pricing model with the following weighted average assumptions:

                                                                 1999      1998       1997
                                                                ------    ------     ------
      Risk free rate of return.................................     5%         5%        6%
      Option lives in years.................................... 3 to 5    3 to 5     3 to 5
      Annual volatility of stock price.........................    89%        89%       80%
      Dividend yield...........................................   0.0%       0.0%      0.0%

      The above proforma amounts include compensation expense for options granted since January 1, 1995, and may not be representative of that to be expected in future years.

COMMON STOCK REPURCHASE PROGRAM

      In November, 1999, our Board of Directors approved a common stock repurchase program whereby we are able to purchase up to 300,000 shares (approximately 5%) of our common stock from time to time on the open market or in privately negotiated sales. In connection with this program, our bank has authorized up to $2.0 million from our existing Credit Agreement to be used toward repurchase of our common stock under this program. The repurchase program contains certain restrictions, including limitations on the quantity of, bid price and timing of stock purchases. As of December 31, 1999, no shares have been repurchased.

                          PHARMCHEM LABORATORIES, INC.

6.  EARNINGS PER SHARE

      The calculations of basic and diluted earnings (loss) per share are as follows:

                                                                                   1999      1998       1997
                                                                                  ------    ------    --------
                                                                                    (In thousands, except
                                                                                       per share amounts)
      Net income (loss) ......................................................    $2,800    $  635    $ (1,270)
                                                                                  ======    ======    ========
      Denominator for basic earnings (loss) per share - weighted
         average common shares ...............................................     5,786     5,764       5,734
      Dilutive stock options .................................................       168       474          --
                                                                                  ------    ------    --------
      Denominator for diluted earnings (loss) per share ......................     5,954     6,238       5,734
                                                                                  ======    ======    ========
      Basic earnings (loss) per share ........................................    $ 0.48    $ 0.11    $  (0.22)
                                                                                  ======    ======    ========
      Diluted earnings (loss) per share ......................................    $ 0.47    $ 0.10    $  (0.22)
                                                                                  ======    ======    ========

      We did not include options to purchase 113,500 and 5,000 shares of our common stock at December 31, 1999 and 1998, respectively, in the computation of diluted earnings per share because their exercise prices were greater than the average market share price of our common stock of $2.92 and $4.63, respectively. All options to purchase shares of our common stock at December 31, 1997 were not included in the computation of diluted loss per share for the same reason.

7.  PROFIT SHARING PLAN

      We have a 401(k) plan which is available to all employees who have reached age 18 and have completed at least one year of service. The 401(k) Plan provides that each participant may contribute a portion of his or her salary, within certain limits prescribed by U.S. tax laws. We will make a matching contribution of 10% of the amount contributed by each participant. We may make additional matching or discretionary profit sharing contributions. Our contributions vest after three years of service. The total contribution expenses we recorded were $73,000, $46,000 and $41,000 for 1999, 1998 and 1997, respectively.


8.  SHAREHOLDER RIGHTS PLAN

      On November 30, 1999 our Board of Directors adopted a shareholder rights plan designed to protect the long-term value of PharmChem for its shareholders if there were a future unsolicited acquisition attempt. In connection with the plan, our Board declared a dividend of one preferred share purchase right for each share of PharmChem's Common Stock on the November 30, 1999 record date and further directed the issuance of one such right with respect to each share of our Common Stock that we issue after the record date, except in certain circumstances. Each right will entitle a shareholder to buy 1/100 of a share of preferred stock at an exercise price of $35.00 which will be subject to adjustment in certain circumstances. Subject to certain exceptions, if a person or group acquires 15% or more of our outstanding Common Stock, commences, or announces an intention to make, a tender offer, consummation of which would result in the ownership of 15% or more of our outstanding Common Stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then-current exercise price, a number of our common shares having a market value of twice the right's exercise price. Such person or group will not include a 15% shareholder holding more than 15% of the outstanding common shares at the time of adoption of the plan who may accumulate up to 25% of our common shares before triggering the rights. In addition, if at any time after a person or group (other than certain exempt persons) acquires 15% or more of our common shares or we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at a right's then-current exercise

                          PHARMCHEM LABORATORIES, INC.

price, a number of the acquiring company's common shares having a market value at the time of twice the right's exercise price. The rights will expire on November 30, 2009. Our bank modified the Credit Agreement to permit the declaration and distribution of a dividend in connection with this shareholder rights plan.

9.  COMMITMENTS AND CONTINGENCIES

      Future minimum lease payments under noncancellable leases for our office, laboratory and warehouse space at December 31, 1999 were as follows (in thousands):

                                                                AMOUNT
                                                                ------
           2000................................................   $785
           2001................................................    789
           2002................................................    464
           2003................................................    212
           2004................................................     98
           2005 & thereafter...................................    152
                                                                ------
                 Total commitments                              $2,500
                                                                ======

      Rental expense for operating leases amounted to approximately $1,251,000, $1,199,000 and $944,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      In connection with the original employment and relocation of one employee, we have committed to participate in the purchase of the employee's residence. Pursuant to this commitment, we have an outstanding loan from the employee of $109,000 at December 31, 1999 and 1998. We included this loan in "Other assets" in the accompanying consolidated balance sheets. The loan is due in 2001 unless employment terminates or certain other maturity events occur. The loan is secured by a deed of trust on the residence and earns contingent interest on the net proceeds from the sale of the employee's residence. In certain circumstances, we are contingently liable for a portion of the mortgage payments, insurance costs and property taxes, until such time as the property is sold.

      We are the defendant in certain legal matters which are normal for the industry in which we operate. Our management believes that these matters, both individually and in the aggregate, will not have a material adverse impact on PharmChem's financial position or results of operations.

                          PHARMCHEM LABORATORIES, INC.

10. REPORTABLE SEGMENTS

      We have two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment serves primarily the United Kingdom (61% of international sales in 1999) and also includes the European, Asian, Middle Eastern and South American markets. PharmChem's California and Texas operations service the Domestic segment and Medscreen services the International segment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements. We evaluate segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments as of and for the years ended December 31 is as follows:

                                                                 DOMESTIC    INTERNATIONAL      TOTAL
                                                                 --------    -------------    --------
                                                                            (In thousands)
      1999: Net sales from external customers ............       $ 37,411        $7,076       $ 44,487
            Depreciation and amortization ................          1,783           274          2,057
            Segment profit ...............................          1,665         1,274          2,939
            Segment assets ...............................         18,410         6,636         25,046
            Expenditures for segment assets ..............          2,812           195          3,007

      1998: Net sales from external customers ............       $ 36,764        $6,408       $ 43,172
            Depreciation and amortization ................          1,731           268          1,999
            Segment profit ...............................            584           810          1,394
            Segment assets ...............................         16,324         5,739         22,063
            Expenditures for segment assets ..............          2,550           339          2,889

      1997: Net sales from external customers ............       $ 34,970        $4,263       $ 39,233
            Depreciation and amortization ................          1,669           248          1,917
            Segment profit (loss) ........................         (1,031)          369           (662)
            Segment assets ...............................         17,158         5,088         22,246
            Expenditures for segment assets ..............          2,715            83          2,798

      Two customers of the Domestic segment accounted for the following as a percentage of our consolidated net sales for the year ended December 31:

                                               1999       1998       1997
                                              ------     ------     ------
      Customer A ........................      18.9%      18.3%      17.1%
      Customer B ........................      10.3%      11.1%      10.1%

                          PHARMCHEM LABORATORIES, INC.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized selected quarterly financial data is as follows:

                                                                                  QUARTER ENDED
                                                               ---------------------------------------------------
                                                                 3/31           6/30          9/30          12/31
                                                               --------       --------      --------      --------
                                                                     (In thousands, except per share amounts)
      1999:
           Net sales .......................................   $ 10,174       $ 11,149      $ 11,870      $ 11,294
           Gross profit ....................................      2,950          3,284         3,701         3,178
           Net income ......................................        583            361           774         1,082
           Basic earnings per share ........................   $   0.10       $   0.06      $   0.13      $   0.19
           Diluted earnings per share ......................   $   0.10       $   0.06      $   0.13      $   0.18
           Basic weighted average shares outstanding .......      5,782          5,784         5,784         5,794
           Diluted weighted average shares outstanding .....      6,096          5,903         5,857         5,960

      1998:
           Net sales .......................................   $  9,528       $ 11,451      $ 11,311      $ 10,882
           Gross profit ....................................      2,220          3,236         3,136         2,927
           Net income (loss) ...............................       (192)           246           344           237
           Basic earnings (loss) per share .................   $  (0.03)      $   0.04      $   0.06      $   0.04
           Diluted earnings (loss) per share ...............   $  (0.03)      $   0.04      $   0.06      $   0.04
           Basic weighted average shares outstanding .......      5,751          5,758         5,771         5,780
           Diluted weighted average shares outstanding .....      5,751          5,826         5,903         6,254

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

      We have omitted these items in accordance with the General Instructions to Form 10-K. Information regarding our Directors is incorporated by reference to PharmChem's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 1999 annual meeting.

      Information regarding our Executive officers can be found in Part I this Annual Report on Form 10-K on page 12.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) (1) FINANCIAL STATEMENTS.

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                    IN THIS
                                                                                                     REPORT
                                                                                                    --------
Independent Auditors' Report......................................................................     22
Consolidated Balance Sheets at December 31, 1999 and 1998.........................................     23
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997             24
Consolidated Statements of Comprehensive Income (Loss) for the years ended
        December 31, 1999, 1998 and 1997..........................................................     25
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999,
        1998 and 1997.............................................................................     26
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........     27
Notes to Consolidated Financial Statements........................................................     28

      (a)(2) FINANCIAL STATEMENT SCHEDULE
           Schedule II Valuation and Qualifying Accounts..........................................     47

      All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (a) (3) EXHIBITS

      EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      ----------    -----------------------
       3.01(1)      Amended and Restated Articles of Incorporation dated August 21, 1991.
       3.02(2,13)   Bylaws, as amended through October 21, 1998.
       4.01(1)      Restated Modification Agreement dated August 14, 1989.
      10.01(1)      1988 Incentive Stock Plan, as amended.
      10.02(6)      Form of Stock Option Agreement.
      10.03(1)      Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).
      10.04(6)      Form of Stock Option Agreement (January 1, 1995).
      10.05(1)      Form of Stock Purchase Agreement.
      10.06(4)      1992 Director Option Plan.
      10.07(4)      Form of Director Option Agreement.
      10.08(9)      Amendment Number 1 to 1992 Director Option Plan dated February 28, 1996.
      10.09(9)      Amendment Number 2 to 1992 Director Option Plan dated March 4, 1997.
      10.10         Amendment Number 3 to 1992 Director Option Plan dated November 30, 1999.
      10.11(10)     1997 Equity Incentive Plan.
      10.12(10)     Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity
                    Incentive Plan.
      10.13(10)     Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.
      10.14(1)      401(k) Plan.
      10.15(9)      Amendment to 401(k) Plan dated August 25, 1996.
      10.16(14)     Amendment to 401(k) Plan dated September 15, 1998.
      10.17(15)     Rights Agreement dated November 30, 1999.
      10.18(1)      Lease Agreements for the Company's offices in Menlo Park, California dated October 21, 1988 and
                    September 11, 1990, respectively.
      10.19(8)      Lease Amendment for the Company's offices in Menlo Park, California dated November 30, 1995.
      10.20(9)      Lease Amendment for the Company's offices in Menlo Park, California dated March 6, 1996.
      10.21(16)     Lease Amendment for the Company's distribution center in Menlo Park, California dated May 7, 1999.
      10.22(5)      Harbour Quay (London) Lease Documents.
      10.23(9)      Lease Agreement for the Company's offices in Fort Worth, Texas dated October 24, 1991.
      10.24(9)      Lease Amendment for the Company's offices in Fort Worth, Texas dated December 8, 1992.
      10.25(9)      Lease Amendment for the Company's offices in Fort Worth, Texas dated February 9, 1996.
      10.26(13)     Form of Indemnification Agreement.
      10.27(12)     Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc.
                    dated December 5, 1997.
      10.28(12)     Security Agreement (all assets) between Comerica Bank of California and PharmChem Laboratories, Inc.
                    dated December 5, 1997.
      10.29(13)     Amendment to Loan and Security Agreement between Comerica Bank of California and

                    PharmChem Laboratories, Inc. dated August 10, 1998.
      10.30         Amendment to Loan and Security Agreement between Comerica Bank of California and PharmChem
                    Laboratories, Inc. dated November 5, 1999.
      10.31(16)     Variable Rate Installment Note between Comerica Bank of California and PharmChem
                    Laboratories, Inc. dated April 14, 1999.
      10.32(16)     Lease Agreement for computer software between American Technologies Credit, Inc. and
                    PharmChem Laboratories, Inc. dated March 29, 1999.
      10.33         Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem
                    Laboratories, Inc. dated November 23, 1999.
      10.34(4,11)   License and Supply Agreement with Sudormed, Inc. dated March 10, 1992.
      10.35(5,11)   License and Supply Agreement with Sudormed, Inc. dated October 25, 1993.
      10.36(5,11)   Supply Agreement with SolarCare Technologies Corporation dated August 1, 1993.
      10.37(8,11)   First Amendment to Supply Agreement dated December 1, 1995.
      10.38(10)     Master Lease Purchase Agreement dated December 18, 1995 with Fidelity Leasing Corporation and
                    Lease Purchase Addenda in connection therewith.
      10.39(10)     Master Equipment Lease dated March 17, 1996 with Olympus Commercial Credit.
      21.01         List of Subsidiaries.
      23.01         Consent of KPMG LLP, Independent Certified Public Accountants.
      27.1          Financial Data Schedule.

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

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(11)  Confidential treatment requested as to certain portions of this exhibit.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15) Incorporated by reference from the Company's Current Report on Form 8-K dated December 6, 1999.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

      (b)  REPORTS ON FORM 8-K
           Report on Form 8-K filed on December 6, 1999.

      (c)  EXHIBITS
           See (a)(3) above.

      (d)  FINANCIAL STATEMENT SCHEDULE
           See (a)(2) above.

                          PHARMCHEM LABORATORIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                               BALANCE AT   CHARGED TO                   BALANCE AT
                                               BEGINNING    COSTS AND     DEDUCTIONS        END
        DESCRIPTION                            OF PERIOD     EXPENSES    (WRITE-OFFS)    OF PERIOD
        -----------                            ----------   ----------   ------------    ----------
        Allowance for Doubtful Accounts

        Year ended:
        December 31, 1997.................        $610         $350           $492          $468
                                                  ====         ====           ====          ====
        December 31, 1998.................        $468         $325           $231          $562
                                                  ====         ====           ====          ====
        DECEMBER 31, 1999.................        $562         $141           $158          $545
                                                  ====         ====           ====          ====

SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MENLO PARK, STATE OF CALIFORNIA, ON THIS 7TH DAY OF MARCH, 2000.

                                  PHARMCHEM LABORATORIES, INC.

                                  BY: /s/ Joseph W. Halligan
                                          -------------------------------------
                                          JOSEPH W. HALLIGAN
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Halligan, acting individually, as such person's true and lawful attorney-in-fact and agent, with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or cause to be done by virtue hereof.

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                 SIGNATURE                                             TITLE                                DATE
                 ---------                                             -----                                ----
           /s/ Joseph W. Halligan               President, Chief Executive Officer and Director         March 7, 2000
    -------------------------------------                  (Principal Executive Officer)
             Joseph W. Halligan

           /s/ David A. Lattanzio                  Chief Financial Officer, Vice President,              March 7, 2000
    -------------------------------------                 Finance and Administration
             David A. Lattanzio                  (Principal Accounting and Financial Officer)
                                                                and Secretary

          /s/ Richard D. Irwin                          Chairman of the Board and Director              March 7, 2000
    -------------------------------------
              Richard D. Irwin

           /s/ Donald R. Stroben
    -------------------------------------
             Donald R. Stroben                                        Director                          March 7, 2000

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      ----------    -----------------------
       3.01(1)      Amended and Restated Articles of Incorporation dated August 21, 1991.
       3.02(2,13)   Bylaws, as amended through October 21, 1998.
       4.01(1)      Restated Modification Agreement dated August 14, 1989.
      10.01(1)      1988 Incentive Stock Plan, as amended.
      10.02(6)      Form of Stock Option Agreement.
      10.03(1)      Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).
      10.04(6)      Form of Stock Option Agreement (January 1, 1995).
      10.05(1)      Form of Stock Purchase Agreement.
      10.06(4)      1992 Director Option Plan.
      10.07(4)      Form of Director Option Agreement.
      10.08(9)      Amendment Number 1 to 1992 Director Option Plan dated February 28, 1996.
      10.09(9)      Amendment Number 2 to 1992 Director Option Plan dated March 4, 1997.
      10.10         Amendment Number 3 to 1992 Director Option Plan dated November 30, 1999.
      10.11(10)     1997 Equity Incentive Plan.
      10.12(10)     Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity
                    Incentive Plan.
      10.13(10)     Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.
      10.14(1)      401(k) Plan.
      10.15(9)      Amendment to 401(k) Plan dated August 25, 1996.
      10.16(14)     Amendment to 401(k) Plan dated September 15, 1998.
      10.17(15)     Rights Agreement dated November 30, 1999.
      10.18(1)      Lease Agreements for the Company's offices in Menlo Park, California dated October 21, 1988 and
                    September 11, 1990, respectively.

      10.19(8)      Lease Amendment for the Company's offices in Menlo Park, California dated
                    November 30, 1995.
      10.20(9)      Lease Amendment for the Company's offices in Menlo Park, California dated
                    March 6, 1996.
      10.21(16)     Lease Amendment for the Company's distribution center in
                    Menlo Park, California dated May 7, 1999.
      10.22(5)      Harbour Quay (London) Lease Documents.
      10.23(9)      Lease Agreement for the Company's offices in Fort Worth, Texas dated
                    October 24, 1991.
      10.24(9)      Lease Amendment for the Company's offices in Fort Worth, Texas dated
                    December 8, 1992.
      10.25(9)      Lease Amendment for the Company's offices in Fort Worth, Texas dated
                    February 9, 1996.
      10.26(13)     Form of Indemnification Agreement.
      10.27(12)     Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories,
                    Inc. dated December 5, 1997.
      10.28(12)     Security Agreement (all assets) between Comerica Bank of California and PharmChem
                    Laboratories, Inc. dated December 5, 1997.
      10.29(13)     Amendment to Loan and Security Agreement between Comerica Bank of California and

                    PharmChem Laboratories, Inc. dated August 10, 1998.
      10.30         Amendment to Loan and Security Agreement between Comerica Bank of California and PharmChem
                    Laboratories, Inc. dated November 5, 1999.
      10.31(16)     Variable Rate Installment Note between Comerica Bank of California and PharmChem
                    Laboratories, Inc. dated April 14, 1999.
      10.32(16)     Lease Agreement for computer software between American Technologies Credit, Inc. and
                    PharmChem Laboratories, Inc. dated March 29, 1999.
      10.33         Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem
                    Laboratories, Inc. dated November 23, 1999.
      10.34(4,11)   License and Supply Agreement with Sudormed, Inc. dated March 10, 1992.
      10.35(5,11)   License and Supply Agreement with Sudormed, Inc. dated October 25, 1993.
      10.36(5,11)   Supply Agreement with SolarCare Technologies Corporation dated August 1, 1993.
      10.37(8,11)   First Amendment to Supply Agreement dated December 1, 1995.
      10.38(10)     Master Lease Purchase Agreement dated December 18, 1995 with Fidelity Leasing Corporation and
                    Lease Purchase Addenda in connection therewith.
      10.39(10)     Master Equipment Lease dated March 17, 1996 with Olympus Commercial Credit.
      21.01         List of Subsidiaries.
      23.01         Consent of KPMG LLP, Independent Certified Public Accountants.
      27.1          Financial Data Schedule.

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

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(11)  Confidential treatment requested as to certain portions of this exhibit.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15) Incorporated by reference from the Company's Current Report on Form 8-K dated December 6, 1999.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

      (b)  REPORTS ON FORM 8-K
           Report on Form 8-K filed on December 6, 1999.

      (c)  EXHIBITS
           See (a) (3) above.

      (d)  FINANCIAL STATEMENT SCHEDULE
           See (a) (2) above.