Form 10-Q
period 2000-03-31
PHARMCHEM LABORATORIES INC
filed 2000-05-11
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of April 30, 2000, the registrant had outstanding 5,822,123 shares of Common Stock, no par value.

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

           Condensed Consolidated Balance Sheets (unaudited) at
           March 31, 2000 and December 31, 1999.......................................4

           Condensed Consolidated Income Statements (unaudited) for the
           Three Months ended March 31, 2000 and 1999.................................5

           Condensed Consolidated Statements of Comprehensive Income
           (unaudited) for the Three Months ended March 31, 2000 and 1999.............6

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Three Months ended March 31, 2000 and 1999  .......................7

           Notes to Condensed Consolidated Financial Statements (unaudited)...........8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ................................................10


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders  .....................13

Item 6.    Exhibits and Reports on Form 8-K  ........................................13


SIGNATURE  ..........................................................................13

PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

        These financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and the rules and regulations as specified in the Securities Exchange Act of 1934 and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to summarize fairly our consolidated financial position, the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                          PHARMCHEM LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                            March 31,     December 31,
                                                                               2000           1999
                                                                            ---------     ------------
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                            $  1,491       $  1,804
        Accounts receivable, net                                                7,168          6,716
        Inventory                                                               1,877          1,934
        Deferred income taxes                                                     608            608
        Prepaid expenses                                                          749            537
                                                                             --------       --------
                TOTAL CURRENT ASSETS                                           11,893         11,599
                                                                             --------       --------

PROPERTY AND EQUIPMENT, net                                                     9,726          9,555
OTHER ASSETS                                                                    1,074          1,087
GOODWILL, net                                                                   2,759          2,805
                                                                             --------       --------
TOTAL ASSETS                                                                 $ 25,452       $ 25,046
                                                                             ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Revolving line of credit                                             $  1,404       $     --
        Current portion of long-term debt                                       1,459          1,475
        Accounts payable                                                        2,549          2,903
        Accrued compensation                                                      618          1,259
        Accrued collectors and other liabilities                                3,004          2,922
                                                                             --------       --------
                TOTAL CURRENT LIABILITIES                                       9,034          8,559

LONG-TERM DEBT, net of current portion                                          2,249          2,593
OTHER NONCURRENT LIABILITIES                                                      183            197
                                                                             --------       --------
                TOTAL LIABILITIES                                              11,466         11,349
                                                                             --------       --------

SHAREHOLDERS' EQUITY:
        Common stock, no par value, 10,000 shares authorized, 5,822 and
          5,805 shares issued and outstanding at March 31, 2000 and
          December 31, 1999, respectively                                      19,179         19,139
        Accumulated other comprehensive income (loss)                             (12)            21
        Accumulated deficit                                                    (5,181)        (5,463)
                                                                             --------       --------
                TOTAL SHAREHOLDERS' EQUITY                                     13,986         13,697
                                                                             --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 25,452       $ 25,046
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

                          PHARMCHEM LABORATORIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                    2000           1999
                                                  --------       --------
NET SALES                                         $ 10,608       $ 10,174

COST OF SALES                                        7,210          7,224
                                                  --------       --------

GROSS PROFIT                                         3,398          2,950

OPERATING EXPENSES:
        Selling, general and administrative          2,836          2,458
        Amortization of goodwill                        46             46
                                                  --------       --------
                    Total operating expenses         2,882          2,504
                                                  --------       --------

INCOME FROM OPERATIONS                                 516            446

Interest expense                                        80             56
Other income                                           (15)           (17)
                                                  --------       --------
                                                        65             39
                                                  --------       --------

INCOME BEFORE INCOME TAXES                             451            407

PROVISION FOR (BENEFIT FROM) INCOME TAXES              169           (176)
                                                  --------       --------

NET INCOME                                        $    282       $    583
                                                  ========       ========


EARNINGS PER SHARE:
Basic                                             $   0.05       $   0.10
                                                  ========       ========
Diluted                                           $   0.05       $   0.10
                                                  ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                5,809          5,782
                                                  ========       ========
Diluted                                              6,170          6,096
                                                  ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            2000          1999
                                                           ------        ------
NET INCOME                                                 $  282        $  583

OTHER COMPREHENSIVE LOSS:
   Foreign currency translation                               (33)          (69)
                                                           ------        ------

COMPREHENSIVE INCOME                                       $  249        $  514
                                                           ======        ======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                      Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $    282       $    583
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
      Depreciation and amortization                                      547            472
      Provision for doubtful accounts                                    (29)            47
      Loss on disposition of property and equipment                       --              7
     Changes in operating assets and liabilities
      Accounts receivable                                               (423)          (254)
      Inventory                                                           57             (7)
      Prepaids and other current assets                                 (212)           (87)
      Other assets                                                        13            101
      Accounts payable and other accrued liabilities                    (913)            (5)
      Other noncurrent liabilities                                       (14)          (372)
                                                                    --------       --------
           Net cash (used in) provided by operating activities          (692)           485
                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                               (672)          (518)
                                                                    --------       --------
           Net cash used in investing activities                        (672)          (518)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings (repayments) on revolving line of credit, net         1,404            458
      Principal payments on long-term debt                              (360)          (124)
      Proceeds from exercise of stock options                             40             --
                                                                    --------       --------
           Net cash provided by financing activities                   1,084            334
                                                                    --------       --------
FOREIGN CURRENCY TRANSLATION                                             (33)           (69)
                                                                    --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (313)           232

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,804            802
                                                                    --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,491       $  1,034
                                                                    ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PHARMCHEM LABORATORIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Earnings per Share

        We compute and disclose our earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

        Options to purchase 109,500 shares of our common stock for the three months ended March 31, 2000, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $4.04 per share. Options to purchase 20,000 shares of our common stock for the three months ended March 31, 1999, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $3.53 per share. Weighted average dilutive options of 361,000 and 314,000 were used in the computation of earnings per share for the three month periods ended March 31, 2000 and 1999, respectively.

2.      Inventory

        Inventory represents laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at March 31, 2000 and December 31, 1999, respectively:

                                                    1999          2000
                                                   ------        ------
                                                      (In thousands)
        Laboratory materials ..............        $  548        $  801
        Collection materials ..............           808           649
        Products ..........................           521           484
                                                   ------        ------
                                                   $1,877        $1,934
                                                   ======        ======

3.      Reportable Segments

        We have two reportable segments, Domestic and International, providing integrated drug testing services. Our Domestic segment serves the United States (U.S.) and the International segment serves primarily the United Kingdom but also serves the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by our California and Texas operations and the International segment is serviced by Medscreen, our London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K. We evaluate segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments for the three month period ended March 31 is as follows:

                                                                  Domestic      International       Total
                                                                  --------      -------------     --------
                                                                                (In thousands)
                  Three Months Ending March 31,
                  -----------------------------
        2000:     Net sales from external customers ......        $  8,663        $  1,945        $ 10,608
                  Segment profit .........................               8             554             562

        1999:     Net sales from external customers ......        $  8,476        $  1,698        $ 10,174
                  Segment profit .........................             236             256             492

4.      Debt

        We have a revolving line of credit agreement ("Credit Agreement") with a bank. At March 31, 2000, the maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,089,000 and $1,404,000, respectively. As of March 31, 2000, the Credit Agreement carries a commitment fee of 0.25%.

        On April 20, 1999, we entered into a $1,500,000 variable rate installment note ("Installment Note") with our bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under our revolving line of credit. The Installment Note is subject to the terms and conditions of the Credit Agreement, bears interest at the prime rate plus 0.5% and is payable over 60 months.

        On April 30, 1999, we entered into a $1,082,000 lease agreement with a lessor to refinance certain modules of our Unified Database (UDB) software project. The lease bears interest at 8.5% and is payable over 36 months. On November 23, 1999, we entered into a $1,200,000 lease agreement with a lessor to refinance certain other modules of the UDB project. The lease bears interest at 9.5% and is payable over 36 months. Proceeds from the leases were used to reduce amounts outstanding under our revolving line of credit and for capital expenditures. These leases have been accounted for as capital leases.

5.      Incentive Stock Plans

        The 1992 Director Option Plan ("Plan") was amended on February 18, 2000 to increase the number of shares granted automatically each year from 5,000 to 10,000, to extend the expiration date of the Plan from March 31, 2002 to March 31, 2004 and to increase the term of new grants from five years to ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these Sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results and those projected in the forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 1999. We assume no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                                                    Three Months Ended March 31,
                                                     -----------------------------------------------------------
                                                       2000             1999            2000              1999
                                                     --------         --------        --------          --------
NET SALES:                                                                            (As a percentage of sales)
        Workplace employers analyses                 $  3,133         $  3,257            29.5%             32.0%
        Criminal justice agencies analyses              4,409            4,223            41.6              41.5
        Drug rehabilitation programs analyses             317              380             3.0               3.7
        Domestic products and other                       804              616             7.6               6.1
        Medscreen                                       1,945            1,698            18.3              16.7
                                                     --------         --------        --------          --------
                Total net sales                        10,608           10,174           100.0             100.0

COST OF SALES                                           7,210            7,224            68.0              71.0
                                                     --------         --------        --------          --------

GROSS PROFIT                                            3,398            2,950            32.0              29.0
                                                     --------         --------        --------          --------

OPERATING EXPENSES:
        Selling, general and administrative             2,836            2,458            26.7              24.2
        Amortization of goodwill                           46               46             0.4               0.4
                                                     --------         --------        --------          --------
                Total operating expenses                2,882            2,504            27.1              24.6
                                                     --------         --------        --------          --------
INCOME FROM OPERATIONS                                    516              446             4.9               4.4

OTHER EXPENSE, net                                         65               39             0.6               0.4
(PROVISION FOR) BENEFIT FROM
        INCOME TAXES                                     (169)             176            (1.6)              1.7
                                                     --------         --------        --------          --------

NET INCOME                                           $    282         $    583             2.7%              5.7%
                                                     ========         ========        ========          ========

     Net sales for the three months ended March 31, 2000 increased $434,000 (4.3%) to $10,608,000 in 2000 from $10,174,000 in 1999. We recorded higher domestic criminal justice laboratory service sales of $186,000 (4.4%) which more than offset a decrease in our domestic workplace laboratory service sales of $124,000 (3.8%). Domestic specimen (including product related analyses) volume decreased 1.4% due to lower workplace and drug rehabilitation specimens. Average selling prices for domestic laboratory analyses (including product related analyses) increased 1.4% despite the lower specimen volume. Medscreen, our London-based subsidiary, reported an increase in sales of $247,000 (14.5%) and a 23.5% increase in specimen volume. Sales of PharmScreen(R) On-site Screening Device and PharmChek Drugs of Abuse Patch (excluding analysis) products decreased 3.4% compared to the prior year. Non-laboratory service sales increased $212,000. Under our Premium Comprehensive Management(TM) (PCM(TM)) umbrella of integrated drug testing services, such non-laboratory services include collection management services and information systems development.

     Cost of sales for the three months ended March 31, 2000 decreased $14,000 (0.2%) to $7,210,000 in 2000 from $7,224,000 in 1999. The slight decrease in cost of sales, despite higher sales, reflects lower labor costs and operational efficiencies attributed to our ongoing cost reduction and laboratory process improvement programs. Cost of sales as a percentage of net sales decreased to 68.0% in 2000 from 71.0% in 1999. Gross profit as a percentage of net sales increased to 32.0% in 2000 from 29.0% in 1999.

     Selling, General & Administrative (SG&A) expenses for the three months ended March 31, 2000 increased $378,000 (15.4%) to $2,836,000 in 2000 from
$2,458,000 in 1999. The increase partially reflects higher depreciation expenses of $75,000 attributed to implementing our UDB customer service information systems project subsequent to last year's first quarter. Also, sales and marketing expenses increased $114,000 in the U.S. as we continue to spend aggressively on PCM. SG&A expenses as a percentage of net sales increased to 26.7% in 2000 from 24.2% in 1999.

     Provision for Income Taxes for the three months ended March 31, 2000 was $169,000 compared to a benefit from income taxes of $176,000 in 1999. During the first quarter of 1999, we reversed a $336,000 tax liability after the Internal Revenue Service ruled in our favor regarding the deductibility of PharmChek(R) research expenses incurred in the years 1992 through 1994. Excluding the effect of this income tax credit, the provision for income tax expense would have been $160,000 in the first quarter of 1999.

        Net income for the three months ended March 31, 2000 was $282,000 or $0.05 per diluted common share compared to net income of $583,000 or $0.10 per diluted common share in 1999. Excluding the impact of the $336,000 income tax credit, net income for the three months ended March 31, 1999 would have been $247,000 or $0.04 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

        Our operations during the three month period ended March 31 used cash of approximately $692,000 in 2000 and provided cash of $485,000 in 1999. The decrease in cash flow from operations between 2000 and 1999 principally reflects $301,000 lower income and significantly lower accounts payable and accrued compensation in the current year. As of March 31, 2000, we had $1,491,000 in cash and cash equivalents. During the three months ended March 31, 2000, we used approximately $672,000 in cash to purchase property and equipment, principally for ATLAS, our new laboratory information system under development.

        We have a Credit Agreement with a bank and all borrowings are secured by a lien on all of our assets. The Credit Agreement provides for borrowings under the revolver limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At March 31, 2000, the maximum that could be borrowed was $5,089,000 and $1,404,000 was outstanding under the Credit Agreement. The Credit Agreement contains certain financial covenants which, among others, require us to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of dividends. As of March 31, 2000, we were in compliance with all financial covenants.

        On April 20, 1999, we entered into a $1,500,000 variable rate installment note ("Installment Note") with our bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under our revolving line of credit. The Installment Note is subject to the terms and conditions of the Credit Agreement, bears interest at the prime rate plus 0.5% and is payable over 60 months.

        On April 30, 1999, we entered into a $1,082,000 lease agreement with a lessor to refinance certain modules of our UDB software project. The lease bears interest at 8.5% and is payable over 36 months. On November 23, 1999, we entered into a $1,200,000 lease agreement with a lessor to refinance certain other modules of the UDB project. The lease bears interest at 9.5% and is payable over 36 months. Proceeds from the leases were used to reduce amounts outstanding under our revolving line of credit and for capital expenditures. These leases have been accounted for as capital leases.

        We anticipate the existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving credit agreement and installment note carry interest at the prime rate plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime rate. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 84% in pound sterling and 16% in US currency. During the three month periods ending March 31, 2000 and 1999, Medscreen's net sales represented 18.3% and 16.7%, respectively, of our total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

PART II.       OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        None.


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               Exhibit 10.40 - Amendment Number 4 to the 1992 Director Option Plan dated February 18, 2000.

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

                                    PharmChem Laboratories, Inc.
                                    (Registrant)


Date:  May 11, 2000                 By:    /S/ David A. Lattanzio
                                       -----------------------------------------
                                    David A. Lattanzio
                                    Chief Financial Officer and Vice President,
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



               Exhibit 10.40 - Amendment Number 4 to the 1992 Director Option Plan dated February 18, 2000.

               Exhibit 27 - Financial Data Schedule.