Form 10-Q
period 2000-06-30
PHARMCHEM LABORATORIES INC
filed 2000-08-10
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _________________________


                         COMMISSION FILE NUMBER 0-19371


                             [PHARMCHEM, INC. LOGO]

             (Exact name of registrant as specified in its charter)

              DELAWARE                                      77-0187280
      (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                  Identification Number)

           1505-A O'BRIEN DRIVE
          MENLO PARK, CALIFORNIA                               94025
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

        As of July 31, 2000, the registrant had outstanding 5,823,123 shares of Common Stock, $0.001 par value.



================================================================================

                                 PHARMCHEM, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements .........................   3

              Condensed Consolidated Balance Sheets (unaudited) at
              June 30, 2000 and December 31, 1999..................................   4

              Condensed Consolidated Income Statements (unaudited) for the
              Three and Six Months ended June 30, 2000 and 1999....................   5

              Condensed Consolidated Statements of Comprehensive Income
              (unaudited) for the Three and Six Months ended
              June 30, 2000 and 1999...............................................   6

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Six Months ended June 30, 2000 and 1999  ....................   7

              Notes to Condensed Consolidated Financial Statements (unaudited).....   8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...........................................  10


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders  ................  14

Item 6.       Exhibits and Reports on Form 8-K  ...................................  15


SIGNATURE     .....................................................................  15

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

         These financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and the rules and regulations as specified in the Securities Exchange Act of 1934 and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to summarize fairly our consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                                 PHARMCHEM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                                 JUNE 30,      December 31,
                                                                                   2000           1999
                                                                                 --------       --------
                                   ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                $  1,530       $  1,804
        Accounts receivable, net                                                    7,652          6,716
        Inventory                                                                   1,783          1,934
        Deferred income taxes                                                         560            608
        Prepaid expenses                                                              857            537
                                                                                 --------       --------
                TOTAL CURRENT ASSETS                                               12,382         11,599
                                                                                 --------       --------

PROPERTY AND EQUIPMENT, net                                                        10,251          9,555
OTHER ASSETS                                                                        1,011          1,087
GOODWILL, net                                                                       2,713          2,805
                                                                                 --------       --------
TOTAL ASSETS                                                                     $ 26,357       $ 25,046
                                                                                 ========       ========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Revolving line of credit                                                 $  1,856       $     --
        Current portion of long-term debt                                           1,396          1,475
        Accounts payable                                                            2,631          2,903
        Accrued compensation                                                          959          1,259
        Accrued collectors and other liabilities                                    3,180          2,922
                                                                                 --------       --------
                TOTAL CURRENT LIABILITIES                                          10,022          8,559

LONG-TERM DEBT, net of current portion                                              1,945          2,593
OTHER NONCURRENT LIABILITIES                                                          167            197
                                                                                 --------       --------
                TOTAL LIABILITIES                                                  12,134         11,349
                                                                                 --------       --------

SHAREHOLDERS' EQUITY:
        Common stock, $0.001 par value, 25,000 shares authorized, 5,823 and
            5,805 shares issued and outstanding at June 30, 2000 and
        December 31, 1999, respectively                                                 6              6
        Additional paid-in capital                                                 19,176         19,133
        Accumulated other comprehensive income (loss)                                (152)            21
        Accumulated deficit                                                        (4,807)        (5,463)
                                                                                 --------       --------
                TOTAL SHAREHOLDERS' EQUITY                                         14,223         13,697
                                                                                 --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 26,357       $ 25,046
                                                                                 ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PHARMCHEM, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                     Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                  -----------------------       -----------------------
                                                    2000           1999           2000          1999
                                                  --------       --------       --------       --------
NET SALES                                         $ 11,580       $ 11,149       $ 22,188       $ 21,323

COST OF SALES                                        8,060          7,865         15,270         15,089
                                                  --------       --------       --------       --------

GROSS PROFIT                                         3,520          3,284          6,918          6,234

OPERATING EXPENSES
         Selling, general and administrative         2,860          2,628          5,696          5,086
         Amortization of goodwill                       46             46             92             92
                                                  --------       --------       --------       --------
                  Total operating expenses           2,906          2,674          5,788          5,178
                                                  --------       --------       --------       --------

INCOME FROM OPERATIONS                                 614            610          1,130          1,056

Interest expense                                        80             48            160            104
Other income, net                                      (52)            (3)           (67)           (20)
                                                  --------       --------       --------       --------
                  Total other expenses                  28             45             93             84
                                                  --------       --------       --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES               586            565          1,037            972

PROVISION FOR INCOME TAXES                             212            204            381             28
                                                  --------       --------       --------       --------

NET INCOME                                        $    374       $    361       $    656       $    944
                                                  ========       ========       ========       ========


EARNINGS PER SHARE:
         Basic                                    $   0.06       $   0.06       $   0.11       $   0.16
                                                  ========       ========       ========       ========
         Diluted                                  $   0.06       $   0.06       $   0.11       $   0.16
                                                  ========       ========       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

         Basic                                       5,823          5,784          5,816          5,783
                                                  ========       ========       ========       ========
         Diluted                                     5,986          5,903          6,088          6,006
                                                  ========       ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PHARMCHEM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                          Three Months Ended       Six Months Ended
                                             June 30,                   June 30,
                                          ------------------      ------------------
                                           2000        1999        2000        1999
                                          ------      ------      ------      ------
NET INCOME                                $ 374       $ 361       $ 656       $ 944

OTHER  COMPREHENSIVE LOSS:
        Foreign currency translation       (140)        (59)       (173)       (128)
                                          -----       -----       -----       -----

COMPREHENSIVE INCOME                      $ 234       $ 302       $ 483       $ 816
                                          =====       =====       =====       =====


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PHARMCHEM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                     ---------------------
                                                                                      2000          1999
                                                                                     -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                   $   656       $   944
        Adjustments to reconcile net income to net cash provided by Operating activities:
                Depreciation and amortization                                          1,088           930
                Provision for (benefit from) doubtful accounts                          (225)           92
                Loss on sale/disposal of equipment                                         5            --
        Changes in operating assets and liabilities
                Accounts receivable                                                     (711)       (1,184)
                Inventory                                                                151             3
                Prepaid expenses and deferred income taxes                              (272)          (34)
                Other assets                                                              77           169
                Accounts payable and other accrued liabilities                          (314)          365
                Other noncurrent liabilities                                             (30)         (328)
                                                                                     -------       -------
                        Net cash provided by operating activities                        425           957
                                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchases of property and equipment                                     (1,698)       (1,258)
              Proceeds from sales of equipment                                            --             5
                                                                                     -------       -------
                        Net cash used in investing activities                         (1,698)       (1,253)
                                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowings (repayments) on revolving line of credit, net                 1,856        (1,552)
              Principal payments on long-term debt                                      (727)         (290)
              Proceeds from issuance of term note and capital lease transaction           --         2,582
              Proceeds from exercise of stock options                                     43             6
                                                                                     -------       -------
                        Net cash provided by financing activities                      1,172           746
                                                                                     -------       -------
FOREIGN CURRENCY TRANSLATION                                                            (173)         (128)
                                                                                     -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (274)          322

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,804           802
                                                                                     -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 1,530       $ 1,124
                                                                                     =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PHARMCHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.     Reincorporation

        At the Company's Annual Meeting of Shareholders held on May 16, 2000, the Company's shareholders voted to reincorporate PharmChem Laboratories, Inc., a California corporation, by merging the Company into PharmChem, Inc., a newly created Delaware corporation. Pursuant to the Agreement and Plan of Merger, each outstanding share of PharmChem Laboratories, Inc., no par value per share, was automatically converted into one share of PharmChem, Inc. common stock, $0.001 par value per share, upon the effective date of the merger. The merger was completed on May 16, 2000. Shareholders' equity within the consolidated financial statements has been reclassified to reflect the new capital structure for all periods presented. PharmChem, Inc. has an authorized capital of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock. No shares of preferred stock are issued and outstanding as of June 30, 2000.

2.      Earnings per Share

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

        Options to purchase 183,000 shares and 110,000 shares of our common stock for the three months and six months ended June 30, 2000, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $2.943 and $3.492 per share, respectively. Options to purchase 116,000 shares and 66,000 shares of our common stock for the three months and six months ended June 30, 1999, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $2.698 and $3.115 per share, respectively. Weighted average dilutive options of 163,000 and 274,000 were used in the computation of dilutive earnings per share for the three month and six month periods ended June 30, 2000, respectively. Weighted average dilutive options of 119,000 and 223,000 were used in the computation of dilutive earnings per share for the three month and nine month periods ended June 30, 1999, respectively.

3.      Inventory

        Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at June 30, 2000 and December 31, 1999, respectively:

                                     2000        1999
                                    ------      ------
                                       (In thousands)
Laboratory materials .........      $  540      $  801
Collection materials .........         848         649
Products .....................         395         484
                                    ------      ------
                                    $1,783      $1,934
                                    ======      ======

4.       Reportable Segments

         We have two reportable segments, Domestic and International, providing integrated drug testing services. Our Domestic segment serves the United States (U.S.) and the International segment serves primarily the United Kingdom but also serves the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by our California and Texas operations and the International segment is serviced by Medscreen, our London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K. We evaluate segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments for the three month and six month periods ended June 30 is as follows:

                                                               Domestic      International           Total
                                                               --------      -------------         ---------
                                                                             (In thousands)
                    Three Months Ending June 30,
                    ----------------------------
        2000:       Net sales from external customers.....     $ 9,772            $ 1,808           $11,580
                    Segment profit........................         344                316               660

        1999:       Net sales from external customers.....     $ 9,370            $ 1,779           $11,149
                    Segment profit........................         291                365               656

                    Six Months Ending June 30,
                    --------------------------
        2000:       Net sales from external customers.....     $18,435            $ 3,753           $22,188
                    Segment profit........................         353                869             1,222

        1999:       Net sales from external customers.....     $17,845            $ 3,478           $21,323
                    Segment profit........................         527                621             1,148

5.       Debt

         On May 15, 2000, we entered into an amended and restated Loan and Security Agreement ("Credit Agreement") with our bank. The amended Credit Agreement reflects similar terms and conditions to the predecessor agreement covering our revolving line of credit and variable rate installment note ("Installment Note"). The amended Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At June 30, 2000, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,462,000 and $1,856,000, respectively. Advances under the revolving line of credit carry interest at either the prime rate plus 0.5% or LIBOR plus 3.25%. As of June 30, 2000, the Credit Agreement carries a commitment fee of 0.25% and the revolving line of credit bears interest at the prime rate plus 0.5%.

         On April 20, 1999, we entered into a $1,500,000 Installment Note with our bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under our revolving line of credit. The Installment Note is subject to the terms and conditions of the amended Credit Agreement, currently bears interest at the prime rate plus 0.5% and is payable over 60 months.

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

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                              Three Months Ended June 30,                  Six Months Ended June 30,
                                         ---------------------------------------   -------------------------------------------
                                          2000       1999     2000        1999        2000       1999      2000        1999
                                         --------  -------- ---------  ---------   ----------  --------  --------   ----------
                                                              (As a % of net                                (As a % of net
                                                                  sales)                                        sales)
NET SALES:
   Workplace employers analyses          $ 3,741   $ 4,142    32.3%      37.2%      $ 6,739   $ 7,399      30.4%        35.2%
   Criminal justice agencies analyses      4,419     4,336    38.2       38.9         8,828     8,559      39.8         39.4
   Drug rehabilitation programs analyses     287       368     2.5        3.2           604       748       2.7          3.5
   Domestic products & other               1,325       524    11.4        4.7         2,264     1,139      10.2          6.1
   Medscreen analyses & products           1,808     1,779    15.6       16.0         3,753     3,478      16.9         15.8
                                         -------   -------  ------     ------      --------   -------    ------       ------
         Total net sales                  11,580    11,149   100.0      100.0        22,188    21,323     100.0        100.0

COST OF SALES                              8,060     7,865    69.6       70.5        15,270    15,089      68.8         70.8
                                         -------   -------  ------     ------      --------   -------    ------       ------

GROSS PROFIT                               3,520     3,284    30.4       29.5         6,918     6,234      31.2         29.2
                                         -------   -------  ------     ------      --------   -------    ------       ------

OPERATING EXPENSES:
   Selling, general & administrative       2,860     2,628    24.7       23.6         5,696     5,086      25.7         23.9
   Amortization of goodwill                   46        46     0.4        0.4            92        92       0.4          0.4
                                         -------   -------  ------     ------      --------   -------    ------       ------
         Total operating expenses          2,906     2,674    25.1       24.0         5,788     5,178      26.1         24.3
                                         -------   -------  ------     ------      --------   -------    ------       ------

INCOME FROM OPERATIONS                       614       610     5.3        5.5         1,130     1,056       5.1          4.9
                                         -------   -------  ------     ------      --------   -------    ------       ------

OTHER EXPENSES, net                           28        45     0.3        0.5            93        84       0.4          0.4
PROVISION FOR INCOME TAXES                   212       204     1.8        1.8           381        28       1.7          0.1
                                         -------   -------  ------     ------      --------   -------    ------       ------

NET INCOME                               $   374   $   361     3.2%       3.2%     $    656   $   944       3.0%         4.4%
                                         =======   =======  ======     ======      ========   =======    ======       ======

      Net sales for the three months ended June 30, 2000 increased $431,000 (3.9%) to $11,580,000 in 2000 from $11,149,000 in 1999. We recorded a decrease in domestic workplace laboratory service sales of $401,000 (9.7%) which more than offset an increase in our domestic criminal justice laboratory service sales of $83,000 (1.9%). Domestic laboratory specimen (including product related analyses) volume decreased 7.3% due to lower specimen volume across all customer classes, partially reflecting a move by some customers toward the use of PharmScreen(R), our on-site screening device, to complement their laboratory drug testing program. Average selling prices for domestic laboratory analyses (including product related analyses) increased 3.1% despite the lower specimen volume. Medscreen, our London-based subsidiary, reported an increase in sales of 1.6% and a 14.6% increase in specimen volume, reflecting a mix toward lower-priced volume. Domestic products and other increased as sales of PharmScreen(R) increased $256,000 (67.5%) and non-laboratory service sales increased $570,000. Under our Premium Comprehensive Management(TM) (PCM) umbrella of integrated drug testing services, non-laboratory services include collection management services and information systems development.

      Net sales for the six months ended June 30, 2000 increased $865,000 (4.1%) to $22,188,000 in 2000 from $21,323,000 in 1999. Our domestic laboratory service sales decreased $535,000 (3.2%) reflecting lower workplace and drug rehabilitation laboratory service sales that more than offset higher criminal justice sales. Domestic laboratory specimen (including product related analyses) volume decreased 4.5%, partially reflecting a move by some customers toward the use of PharmScreen(R). Average selling prices for domestic laboratory analyses (including product related analyses) increased 1.4%. Medscreen reported a $275,000 (7.9%) increase in sales and a 18.9% increase in specimen volume. Sales of

PharmScreen(R) increased $281,000 (32.7%) while sales of our PharmChek Drugs of Abuse Patch (excluding analysis) products decreased $73,000 (48.3%) compared to the prior year. Non-laboratory service sales increased $917,000 reflecting our expansion into non-laboratory services, such as collection management services and information systems development.

      Cost of sales for the three months ended June 30, 2000 increased $195,000 (2.5%) to $8,060,000 in 2000 from $7,865,000 in 1999. The increase in cost of sales reflects higher collection service costs partially offset by lower labor costs and operational efficiencies attributed to our ongoing cost reduction and laboratory process improvement programs. The operational efficiencies also reflect improved distribution of the work load resulting from additional laboratory analyzers implemented in mid-1999. Cost of sales as a percentage of net sales decreased to 69.6% in 2000 from 70.5% in 1999. Gross profit as a percentage of net sales increased to 30.4% in 2000 from 29.5% in 1999.

      Cost of sales for the six months ended June 30, 2000 increased $181,000 (1.2%) to $15,270,000 in 2000 from $15,089,000 in 1999. The increase in cost of sales reflects higher collection service costs partially offset by lower labor costs and results reporting costs. Cost of sales as a percentage of net sales decreased to 68.8% in 2000 from 70.8% in 1999. Gross profit as a percentage of net sales increased to 31.2% in 2000 from 29.2% in 1999.

      Selling, General & Administrative (SG&A) expenses for the three months ended June 30, 2000 increased $232,000 (8.8%) to $2,860,000 in 2000 from
$2,628,000 in 1999. The increase reflects higher depreciation expenses of $91,000 attributed to implementing our UDB customer service information systems project in the third quarter of 1999 and further investments in our direct sales force and information systems infrastructure, which was partially offset by a reduction of bad debt expense due to our continuing trend of improved collections. SG&A expenses as a percentage of net sales increased to 24.7% in 2000 from 23.6% in 1999.

      Selling, General & Administrative (SG&A) expenses for the six months ended June 30, 2000 increased $610,000 (12.0%) to $5,696,000 in 2000 from $5,086,000 in 1999. The increase partially reflects higher depreciation expenses of $187,000 attributed to the implementation of our UDB system and our continued investment in PCM. SG&A expenses as a percentage of net sales increased to 25.7% in 2000 from 23.9% in 1999.

      Provision for Income Taxes for the three months ended June 30, 2000 was $212,000 compared to $204,000 in 1999. The provision for income taxes was $381,000 and $28,000 for the six months ended June 30, 2000 and 1999, respectively. During the first quarter of 1999, we reversed a $336,000 tax liability after the Internal Revenue Service ruled in our favor regarding the deductibility of PharmChek(R) research expenses incurred in the years 1992 through 1994. Excluding the effect of this income tax credit, the provision for income tax expense would have been $364,000 in the first half of 1999.

      Net income for the three months ended June 30, 2000 was $374,000 or $0.06 per diluted common share compared to net income of $361,000 or $0.06 per diluted common share in 1999. Net income for the six months ended June 30, 2000 was $656,000 or $0.11 per diluted common share compared to net income of $944,000 or $0.16 per diluted common share in 1999. Excluding the impact of the $336,000 income tax credit, net income for the six months ended June 30, 1999 would have been $608,000 or $0.10 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations during the six month period ended June 30 provided cash of approximately $425,000 in 2000 and provided cash of $957,000 in 1999. The decrease in cash flow from operations between 2000 and 1999 principally reflects higher accounts receivable balances due to increased sales and lower accounts payable and accrued compensation in the current year as a result of the timing of payments. As of June 30, 2000, we had $1,530,000 in cash and cash equivalents. During the six months ended June 30, 2000, we used approximately $1,698,000 in cash to purchase property and equipment, principally for ATLAS, our new laboratory information system under development.

         On May 15, 2000, we entered into an amended and restated Loan and Security Agreement ("Credit Agreement) with our bank. The amended Credit Agreement reflects similar terms and conditions to the predecessor agreement covering our revolving line of credit and variable rate installment note ("Installment Note"). The amended Credit Agreement provides for borrowings under the revolver limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At June 30, 2000, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,462,000 and $1,856,000, respectively. Advances under the revolving line of credit carry interest at either the prime rate plus 0.5% or LIBOR plus 3.25%. The Credit Agreement contains certain financial covenants which, among others, require us to maintain certain levels of net worth, cash flow and profitability, and restricts the payment of cash dividends. As of June 30, 2000, the Credit Agreement carries a commitment fee of 0.25% and the revolving line of credit bears interest at the prime rate plus 0.5%.

         On April 20, 1999, we entered into a $1,500,000 variable rate installment note ("Installment Note") with our bank. The proceeds from the Installment Note were immediately used to reduce the amount outstanding under our revolving line of credit. The Installment Note is subject to the terms and conditions of the Credit Agreement, currently bears interest at the prime rate plus 0.5% and is payable over 60 months.

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

         We anticipate the existing cash balances, amounts available under existing credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving credit agreement and installment note carry interest at the prime rate plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. Despite the steady increase in the prime rate during the past twelve months, there have not been significant fluctuations in the historical prime rate. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 84% in pound sterling and 16% in US currency. During the six month periods ending June 30, 2000 and 1999, Medscreen's net sales represented 16.9% and 16.3%, respectively, of our total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 31, 1999. We are currently reviewing the impact of SAB 101 on our financial position and results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.


PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the Company held on May 16, 2000, the Company's shareholders took the following actions:

        (a) The following directors were elected to serve until the next Annual Meeting:

                Joseph W. Halligan - 4,817,251 shares in favor and 341,700 shares withheld;
                Richard D. Irwin - 4,818,451 shares in favor and 340,500 shares withheld; and
                Donald R. Stroben - 4,818,351 shares in favor and 340,600 shares withheld.

         (b) Changed the state of incorporation from California to Delaware, by a vote of 3,050,855 shares in favor, 374,714 shares against, 2,396,454 shares broker non-vote and 100 shares abstained.

         (c) Ratification of the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the 2000 fiscal year, by a vote of 5,156,946 shares in favor, 1,105 shares against, 663,172 shares broker non-vote and 900 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 2.01    - Agreement and Plan of Merger of PharmChem,
                                     Inc., a Delaware Corporation, and
                                     PharmChem Laboratories, Inc., a California
                                     Corporation.
                  Exhibit 2.02    - Certificate of Merger of PharmChem
                                     Laboratories, Inc. into PharmChem, Inc
                  Exhibit 3.01    - Certificate of Incorporation of PharmChem,
                                     Inc.
                  Exhibit 3.02    - By-Laws of PharmChem, Inc.
                  Exhibit 10.41   - Amendment and Restated Loan and Security
                                     Agreement between Comerica Bank-California and PharmChem Laboratories, Inc. dated
                                     May 15, 2000.
                  Exhibit 10.42   - Intellectual Property Security Agreement
                                     between Comerica Bank-California and
                                     PharmChem Laboratories, Inc. dated
                                     May 15, 2000.
                  Exhibit 27      - Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  None.


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PharmChem, Inc.
                                            (Registrant)


Date:  August 10, 2000                      By:      /S/ David A. Lattanzio    .
                                               ---------------------------------
                                            David A. Lattanzio
                                            Chief Financial Officer and Vice
                                            President, Finance and
                                            Administration
                                            (Principal Financial and Accounting
                                            Officer)

                               Index to Exhibits

   Exhibit #                      Description
   ---------                      -----------
  Exhibit 2.01    - Agreement and Plan of Merger of PharmChem,
                     Inc., a Delaware Corporation, and
                     PharmChem Laboratories, Inc., a California
                     Corporation.
  Exhibit 2.02    - Certificate of Merger of PharmChem
                     Laboratories, Inc. into PharmChem, Inc
  Exhibit 3.01    - Certificate of Incorporation of PharmChem,
                     Inc.
  Exhibit 3.02    - By-Laws of PharmChem, Inc.
  Exhibit 10.41   - Amendment and Restated Loan and Security
                     Agreement between Comerica Bank-California
                     and PharmChem Laboratories, Inc. dated
                     May 15, 2000.
  Exhibit 10.42   - Intellectual Property Security Agreement
                     between Comerica Bank-California and
                     PharmChem Laboratories, Inc. dated
                     May 15, 2000.
  Exhibit 27.1    - Financial Data Schedule.