Form 10-Q
period 2000-09-30
PHARMCHEM LABORATORIES INC
filed 2000-11-13
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO _________________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2000, the registrant had outstanding 5,824,186 shares of Common Stock, $0.001 par value.

================================================================================

                                 PHARMCHEM, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements ............................3

        Condensed Consolidated Balance Sheets (unaudited) at
        September 30, 2000 and December 31, 1999................................4

        Condensed Consolidated Income Statements (unaudited) for the
        Three and Nine Months ended September 30, 2000 and 1999.................5

        Condensed Consolidated Statements of Comprehensive Income
        (unaudited) for the Three and Nine Months ended
        September 30, 2000 and 1999.............................................6

        Condensed Consolidated Statements of Cash Flows (unaudited)
        for the Nine Months ended September 30, 2000 and 1999  .................7

        Notes to Condensed Consolidated Financial Statements (unaudited)........8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .............................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............14


PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders  ..................14

Item 6. Exhibits and Reports on Form 8-K  .....................................14


SIGNATURE .......................................................................15

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

                                 PHARMCHEM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                            SEPTEMBER 30,   December 31,
                                                                2000           1999
                                                            -------------   ------------
                                     ASSETS

CURRENT ASSETS:
        Cash and cash equivalents .........................   $  1,272       $  1,804
        Accounts receivable, net ..........................      8,272          6,716
        Inventory .........................................      1,736          1,934
        Deferred income taxes .............................        512            608
        Prepaid expenses ..................................        785            537
                                                              --------       --------
                TOTAL CURRENT ASSETS ......................     12,577         11,599
                                                              --------       --------

PROPERTY AND EQUIPMENT, net ...............................     10,694          9,555
OTHER ASSETS ..............................................        834          1,087
GOODWILL, net .............................................      2,666          2,805
                                                              --------       --------
TOTAL ASSETS ..............................................   $ 26,771       $ 25,046
                                                              ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Revolving line of credit ..........................   $  1,476       $     --
        Current portion of long-term debt .................      1,473          1,475
        Accounts payable ..................................      3,101          2,903
        Accrued compensation ..............................        942          1,259
        Accrued collectors and other liabilities ..........      3,015          2,922
                                                              --------       --------
                TOTAL CURRENT LIABILITIES .................     10,007          8,559

LONG-TERM DEBT, net of current portion ....................      2,036          2,593
OTHER NONCURRENT LIABILITIES ..............................        154            197
                                                              --------       --------
                TOTAL LIABILITIES .........................     12,197         11,349
                                                              --------       --------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock, $0.001 par value, 25,000 shares
          authorized, 5,824 and 5,805 shares issued
          and outstanding at September 30, 2000 and
          December 31, 1999, respectively .................          6              6
        Additional paid-in capital ........................     19,179         19,133
        Accumulated other comprehensive income (loss) .....       (207)            21
        Accumulated deficit ...............................     (4,404)        (5,463)
                                                              --------       --------
                TOTAL STOCKHOLDERS' EQUITY ................     14,574         13,697
                                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $ 26,771       $ 25,046
                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PHARMCHEM, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                  --------------------     ---------------------
                                                    2000        1999         2000         1999
                                                  --------    --------     --------     --------
NET SALES .....................................   $ 11,956    $ 11,870     $ 34,144     $ 33,193

COST OF SALES .................................      8,463       8,169       23,711       23,258
                                                  --------    --------     --------     --------

GROSS PROFIT ..................................      3,493       3,701       10,433        9,935

OPERATING EXPENSES
         Selling, general and administrative...      2,797       2,486        8,515        7,572
         Amortization of goodwill .............         47          47          139          139
                                                  --------    --------     --------     --------
                  Total operating expenses ....      2,844       2,533        8,654        7,711
                                                  --------    --------     --------     --------

INCOME FROM OPERATIONS ........................        649       1,168        1,779        2,224

Interest expense ..............................         67          96          227          200
Other expense (income), net ...................          7          (7)         (60)         (27)
                                                  --------    --------     --------     --------
                  Total other expenses ........         74          89          167          173
                                                  --------    --------     --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES ......        575       1,079        1,612        2,051

PROVISION FOR INCOME TAXES ....................        172         305          553          333
                                                  --------    --------     --------     --------

NET INCOME ....................................   $    403    $    774     $  1,059     $  1,718
                                                  ========    ========     ========     ========

EARNINGS PER SHARE:
         Basic ................................   $   0.07    $   0.13     $   0.18     $   0.30
                                                  ========    ========     ========     ========
         Diluted ..............................   $   0.07    $   0.13     $   0.17     $   0.29
                                                  ========    ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic ................................      5,824       5,784        5,818        5,783
                                                  ========    ========     ========     ========
         Diluted ..............................      6,063       5,857        6,080        5,960
                                                  ========    ========     ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PHARMCHEM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                           Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                          ---------------------      ---------------------
                                           2000          1999         2000          1999
                                          -------       -------      -------       -------
NET INCOME ............................   $   403       $   774      $ 1,059       $ 1,718

OTHER COMPREHENSIVE INCOME (LOSS):
        Foreign currency translation...       (55)          116         (228)          (12)
                                          -------       -------      -------       -------

COMPREHENSIVE INCOME ..................   $   348       $   890      $   831       $ 1,706
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

                                 PHARMCHEM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                         ---------------------
                                                                           2000          1999
                                                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $ 1,059       $ 1,718
  Adjustments to reconcile net income to net cash
    provided by Operating activities:
      Depreciation and amortization ..................................     1,654         1,490
      Provision for (benefit from) doubtful accounts .................      (172)          105
      Loss on sale/disposal of equipment .............................         5            23
  Changes in operating assets and liabilities:
      Accounts receivable ............................................    (1,384)       (2,162)
      Inventory ......................................................       198          (206)
      Prepaid expenses and deferred income taxes .....................      (152)           21
      Other assets ...................................................       253           264
      Accounts payable and other accrued liabilities .................       (26)          602
      Other noncurrent liabilities ...................................       (43)         (393)
                                                                         -------       -------
            Net cash provided by operating activities ................     1,392         1,462
                                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ................................    (2,659)       (1,916)
  Proceeds from sales of equipment ...................................        --            32
                                                                         -------       -------
            Net cash used in investing activities ....................    (2,659)       (1,884)
                                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) on revolving line of credit, net ...........     1,476        (1,288)
  Principal payments on long-term debt ...............................    (2,233)         (529)
  Proceeds from issuance of term note and capital lease
      transaction ....................................................     1,674         2,582
  Proceeds from exercise of stock options ............................        46             6
                                                                         -------       -------
            Net cash provided by financing activities ................       963           771
                                                                         -------       -------
FOREIGN CURRENCY TRANSLATION .........................................      (228)          (12)
                                                                         -------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................      (532)          337

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................     1,804           802
                                                                         -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $ 1,272       $ 1,139
                                                                         =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PHARMCHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Reincorporation

     At our Annual Meeting of Shareholders held on May 16, 2000, our shareholders voted to reincorporate PharmChem Laboratories, Inc., a California corporation, by merging the Company into PharmChem, Inc., a newly created Delaware corporation. Pursuant to the Agreement and Plan of Merger, each outstanding share of PharmChem Laboratories, Inc., no par value per share, was automatically converted into one share of PharmChem, Inc. common stock, $0.001 par value per share, upon the effective date of the merger. The merger was completed on May 16, 2000. Stockholders' equity within the consolidated financial statements has been reclassified to reflect the new capital structure for all periods presented. PharmChem, Inc. has an authorized capital of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock. No shares of preferred stock were issued and outstanding as of September 30, 2000.

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

     Options to purchase 135,000 shares and 105,000 shares of our common stock for the three months and nine months ended September 30, 2000, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $3.31 and $3.43 per share, respectively. Options to purchase 121,000 shares and 116,000 shares of our common stock for the three months and nine months ended September 30, 1999, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $2.54 and $2.92 per share, respectively. Weighted average dilutive options of 239,000 and 262,000 were used in the computation of dilutive earnings per share for the three month and nine month periods ended September 30, 2000, respectively. Weighted average dilutive options of 73,000 and 177,000 were used in the computation of dilutive earnings per share for the three month and nine month periods ended September 30, 1999, respectively.

3.   Inventory

     Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at September 30, 2000 and December 31, 1999, respectively:

                                               2000        1999
                                              ------      ------
                                                (In thousands)
     Laboratory materials ..............      $  578      $  801
     Collection materials ..............         817         649
     Products ..........................         341         484
                                              ------      ------
                                              $1,736      $1,934
                                              ======      ======

4.   Reportable Segments

     We have two reportable segments, Domestic and International, providing integrated drug testing services. Our Domestic segment serves the United States (U.S.) and the International segment serves primarily the United Kingdom but also serves the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by our California and Texas operations and the International segment is serviced by Medscreen, our London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K. We evaluate segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments for the three month and nine month periods ended September 30 is as follows:

                                                    Domestic     International      Total
                                                    --------     -------------      -----
                                                                (In thousands)
     Three Months Ending September 30,
     ---------------------------------
     2000:  Net sales from external customers.....  $ 10,149         $ 1,807       $ 11,956
            Segment profit........................       380             316            696

     1999:  Net sales from external customers.....  $ 10,105         $ 1,765       $ 11,870
            Segment profit........................       892             323          1,215

     Nine Months Ending September 30,
     --------------------------------
     2000:  Net sales from external customers.....  $ 28,584         $ 5,560       $ 34,144
            Segment profit........................       733           1,185          1,918

     1999:  Net sales from external customers.....  $ 27,951         $ 5,242       $ 33,193
            Segment profit........................     1,419             944          2,363

5.   Debt

     On May 15, 2000, we entered into an amended and restated Loan and Security Agreement ("Credit Agreement") with our bank. The amended Credit Agreement reflects similar terms and conditions to the predecessor agreement covering our revolving line of credit and variable rate installment note ("Installment Note"). The amended Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At September 30, 2000, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,854,000 and $1,476,000, respectively. Advances under the revolving line of credit carry interest at either the prime rate plus 0.5% or LIBOR plus 3.25%. As of September 30, 2000, the Credit Agreement carries a commitment fee of 0.25% and the revolving line of credit bears interest at the prime rate plus 0.5%. We were in compliance with all bank covenants, except for the annual limitation on capital expenditures, for which we received a waiver, as of September 30, 2000.

     On September 7, 2000, we entered into a $1,674,000 Installment Note with our bank. The majority of the proceeds from the Installment Note were immediately used to pay off the amount outstanding under a separate $1,500,000 installment note. The Installment Note is subject to the terms and conditions of the amended Credit Agreement, currently bears interest at the prime rate plus 0.5% and is payable over 43 months.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                              -------------------------------------     -------------------------------------
                                               2000       1999      2000      1999       2000       1999      2000      1999
                                              -------    -------    -----     -----     -------    -------    -----     -----
                                                                      (As a % of                                (As a % of
                                                                       net sales)                                net sales)
NET SALES:
   Criminal justice agencies analyses ..      $ 4,469    $ 4,522     37.4%     38.1%    $13,297    $13,080     38.9%     39.4%
   Workplace employers analyses ........        3,808      4,295     31.9      36.2      10,548     11,691     30.9      35.2
   Drug rehabilitation programs analyses          267        413      2.2       3.5         871      1,161      2.6       3.5
   Domestic products & other ...........        1,605        876     13.4       7.4       3,868      2,019     11.3       6.1
   Medscreen analyses & products .......        1,807      1,764     15.1      14.8       5,560      5,242     16.3      15.8
                                              -------    -------    -----     -----     -------    -------    -----     -----
         Total net sales ...............       11,956     11,870    100.0     100.0      34,144     33,193    100.0     100.0

COST OF SALES ..........................        8,463      8,169     70.8      68.8      23,711     23,258     69.4      70.1
                                              -------    -------    -----     -----     -------    -------    -----     -----

GROSS PROFIT ...........................        3,493      3,701     29.2      31.2      10,433      9,935     30.6      29.9
                                              -------    -------    -----     -----     -------    -------    -----     -----

OPERATING EXPENSES:
   Selling, general & administrative ...        2,797      2,486     23.4      21.0       8,515      7,572     24.9      22.8
   Amortization of goodwill ............           47         47      0.4       0.4         139        139      0.4       0.4
                                              -------    -------    -----     -----     -------    -------    -----     -----
         Total operating expenses ......        2,844      2,533     23.8      21.4       8,654      7,711     25.3      23.2
                                              -------    -------    -----     -----     -------    -------    -----     -----

INCOME FROM OPERATIONS .................          649      1,168      5.4       9.8       1,779      2,224      5.2       6.7
                                              -------    -------    -----     -----     -------    -------    -----     -----

OTHER EXPENSES, net ....................           74         89      0.6       0.7         167        173      0.5       0.5
PROVISION FOR INCOME TAXES .............          172        305      1.4       2.6         553        333      1.6       1.0
                                              -------    -------    -----     -----     -------    -------    -----     -----

NET INCOME .............................      $   403    $   774      3.4%      6.5%    $ 1,059    $ 1,718      3.1%      5.2%
                                              =======    =======    =====     =====     =======    =======    =====     =====

     Net sales for the three months ended September 30, 2000 increased $86,000 (0.7%) to $11,956,000 in 2000 from $11,870,000 in 1999. We recorded decreases in domestic workplace and criminal justice laboratory analyses sales of $487,000 (11.3%) and $53,000 (1.2%), respectively. Our domestic laboratory specimen (including product related analyses) volume decreased 7.9% due to lower specimen volume across all customer classes, partially reflecting a move by some customers toward the use of PharmScreen(R), our on-site screening device, to complement their laboratory drug testing program and the generally tight labor market which may encourage some employers to forego drug testing completely. Average selling prices for domestic laboratory analyses (including product related analyses) increased 0.6%. Medscreen, our London-based subsidiary, reported an increase in sales of 2.4% and a 11.5% increase in specimen volume, reflecting a mix toward lower-priced volume. Domestic products sales increased $191,000 (23.3%) attributed to the continued popularity of our PharmScreen(R) product line. Domestic non-laboratory service sales increased $538,000. Under our Premium Comprehensive Management(TM) (PCM) umbrella of integrated drug testing services, non-laboratory services include web-based information systems and related collection management services.

     Net sales for the nine months ended September 30, 2000 increased $951,000 (2.9%) to $34,144,000 in 2000 from $33,193,000 in 1999. Our domestic laboratory service sales decreased $1,216,000 (4.7%) reflecting lower laboratory analyses sales in workplace and drug rehabilitation that more than offset an increase in criminal justice. Domestic laboratory specimen (including product related analyses) volume decreased 5.7%, partially reflecting a move by some customers toward the use of PharmScreen(R) and the generally tight labor market which may encourage some employers to forego drug testing completely. Average selling prices for domestic laboratory analyses (including product related analyses) decreased

0.2%. Medscreen achieved a $318,000 (6.1%) increase in sales and a 16.4% increase in specimen volume. Sales of PharmScreen(R) increased $509,000 (33.7%) while sales of our PharmChek(R) Drugs of Abuse Patch (excluding analysis) products decreased $43,000 (12.1%) and other products decreased $71,000 compared to the prior year. Our domestic non-laboratory service sales increased $1,454,000 reflecting our expansion into non-laboratory services, such as collection management services and information systems development.

     Cost of sales for the three months ended September 30, 2000 increased $294,000 (3.6%) to $8,463,000 in 2000 from $8,169,000 in 1999. The increase in cost of sales reflects higher collection service costs due to a higher proportion of managed collections customers. Our ongoing cost reduction and laboratory process improvement programs combined with lower domestic specimen volume resulted in lower material costs and lower labor costs. The operational efficiencies also reflect our improved distribution of the work load by the use of additional laboratory analyzers implemented in mid-1999. Cost of sales as a percentage of net sales increased to 70.8% in 2000 from 68.8% in 1999. Gross profit as a percentage of net sales decreased to 29.2% in 2000 from 31.2% in 1999.

     Cost of sales for the nine months ended September 30, 2000 increased $453,000 (1.9%) to $23,711,000 in 2000 from $23,258,000 in 1999. The increase in cost of sales reflects higher collection service costs partially offset by lower labor, material and transportation costs. Cost of sales as a percentage of net sales decreased to 69.4% in 2000 from 70.1% in 1999. Gross profit as a percentage of net sales increased to 30.6% in 2000 from 29.9% in 1999.

     Selling, General & Administrative (SG&A) expenses for the three months ended September 30, 2000 increased $311,000 (12.5%) to $2,797,000 in 2000 from
$2,486,000 in 1999. The increase reflects continued investments in our direct sales force and information systems infrastructure. We also experienced higher employment related costs associated with our main facility and headquarters located in the Silicon Valley area of Northern California and the area's low unemployment rate. SG&A expenses as a percentage of net sales increased to 23.4% in 2000 from 21.0% in 1999.

     SG&A expenses for the nine months ended September 30, 2000 increased $943,000 (12.5%) to $8,515,000 in 2000 from $7,572,000 in 1999. The increase partially reflects higher depreciation expenses of $198,000 attributed to the implementation of our UDB customer service system in July 1999, our continued investment in PCM and the higher employment related costs of operating our Silicon Valley facility. These increases were partially offset by a reduction of bad debt expense due to our continuing trend of improved collections. SG&A expenses as a percentage of net sales increased to 24.9% in 2000 from 22.8% in 1999.

     Provision for Income Taxes for the three months ended September 30, 2000 was $172,000 compared to $305,000 in 1999. The provision for income taxes was $553,000 and $333,000 for the nine months ended September 30, 2000 and 1999, respectively. During the first quarter of 1999, we reversed a $336,000 tax liability after the Internal Revenue Service ruled in our favor regarding the deductibility of PharmChek(R) research expenses incurred in the years 1992 through 1994. Excluding the effect of this income tax credit, the provision for income tax expense would have been $669,000 in the nine months of 1999.

     Net income for the three months ended September 30, 2000 was $403,000 or $0.07 per diluted common share compared to net income of $774,000 or $0.13 per diluted common share in 1999. Net income for the nine months ended September 30, 2000 was $1,059,000 or $0.17 per diluted common share compared to net income of $1,718,000 or $0.29 per diluted common share in 1999. Excluding the impact of the $336,000 income tax credit, net income for the nine months ended September 30, 1999 would have been $1,382,000 or $0.23 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations during the nine month period ended September 30 provided cash of approximately $1,392,000 in 2000 and provided cash of $1,462,000 in 1999. The slight decrease in cash flow from operations between 2000 and 1999 principally reflects higher accounts receivable balances due to increased sales and lower accounts payable and accrued compensation in the current year as a result of the timing of payments. As of September 30, 2000, we had $1,272,000 in cash and cash equivalents. During the nine months ended September 30, 2000, we used approximately $2,659,000 in cash to purchase property and equipment, principally for ATLAS, our new laboratory information system under development.

     On May 15, 2000, we entered into an amended and restated Loan and Security Agreement ("Credit Agreement") with our bank. The amended Credit Agreement reflects similar terms and conditions to the predecessor agreement covering our revolving line of credit and variable rate installment note ("Installment Note"). The amended Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivables up to a maximum of $6,000,000. At September 30, 2000, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,854,000 and $1,476,000, respectively. Advances under the revolving line of credit carry interest at either the prime rate plus 0.5% or LIBOR plus 3.25%. As of September 30, 2000, the Credit Agreement carries a commitment fee of 0.25% and the revolving line of credit bears interest at the prime rate plus 0.5%. We were in compliance with all bank covenants, except for the annual limitation on capital expenditures for which we subsequently received a waiver, as of September 30, 2000.

     On September 7, 2000, we entered into a $1,674,000 Installment Note with our bank. The majority of the proceeds from the Installment Note were immediately used to pay off the amount outstanding under a separate $1,500,000 installment note. The Installment Note is subject to the terms and conditions of the amended Credit Agreement, currently bears interest at the prime rate plus 0.5% and is payable over 43 months.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving credit agreement and installment note carry interest at the prime rate plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. Despite the steady increase in the prime rate during the past twelve months, there have not been significant fluctuations in the historical prime rate. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 84% in pound sterling and 16% in US currency. During the nine month periods ending September 30, 2000 and 1999, Medscreen's net sales represented 16.3% and 15.8%, respectively, of our total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 10.43 - Modification to Loan and Security Agreement between
                          Comerica Bank-California and PharmChem, Inc. dated
                          September 7, 2000.

          Exhibit 10.44 - Variable Rate Installment Note between Comerica
                          Bank-California and PharmChem, Inc. dated
                          September 7, 2000.

          Exhibit 10.45 - Form of Indemnification Agreement

          Exhibit 27    - Financial Data Schedule.

     (b)  Reports on Form 8-K:

     None.




SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PharmChem, Inc.
                                 (Registrant)

Date: November 9, 2000           By: /s/ David A. Lattanzio
                                    --------------------------------------------
                                    David A. Lattanzio
                                    Chief Financial Officer and Vice President,
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)