Form 10-K
period 2000-12-31
PHARMCHEM INC
filed 2001-03-15
CIK 876645

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ______ TO ______
                         COMMISSION FILE NUMBER 0-19371

                                PHARMCHEM, Inc.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      77-0187280
     (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                    Identification Number)

         1505-A O'BRIEN DRIVE
        MENLO PARK, CALIFORNIA                                 94025
   (Address of principal executive                           (Zip Code)
               offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 446-5177

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                     Name of each exchange
              Title of each class                    on which registered
              -------------------                    -------------------
                 COMMON STOCK                       NASDAQ NATIONAL MARKET


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of $3.00 as reported on the Nasdaq/NMS on January 31, 2001) was approximately $6,660,000. Shares of voting stock held by each executive officer and director and by each holder of 5% or more of the outstanding voting stock have been treated as shares held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of January 31, 2001 was 5,847,310.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the PharmChem, Inc. Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission on or before April 16, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report.
================================================================================

                                 PHARMCHEM, INC.
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX


                                                                                                PAGE
                                                                                                ----
                                              PART I

Item 1.    Business..........................................................................      3
Item 2.    Properties........................................................................     10
Item 3.    Legal Proceedings.................................................................     10
Item 4.    Submission of Matters to a Vote of Security Holders...............................     11

                                             PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............     12
Item 6.    Selected Consolidated Financial Data..............................................     13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations .......................................................................     14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .......................     21
Item 8.    Financial Statements and Supplementary Data.......................................     21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure .......................................................................     43

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant................................     43
Item 11.   Executive Compensation............................................................     43
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................     43
Item 13.   Certain Relationships and Related Transactions....................................     43

                                             PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K....................     43
Signatures...................................................................................     48

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

        PharmChem, Inc. is a leading independent laboratory that provides integrated drug testing services. Our customers include private and public employers, criminal justice agencies and drug treatment programs primarily in the United States and Europe who seek to detect and deter the use of illegal drugs and alcohol. We are certified by a number of states agencies, as well as by the following organizations to conduct drug testing using forensic procedures:

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

We test for a number of drugs of abuse, including:

        -       cocaine

        -       methamphetamine

        -       heroin

        -       phencyclidine (PCP)

        -       marijuana (THC)

        -       alcohol

        We test primarily by urinalysis but also with the PharmChek(R) Drugs of Abuse Patch (for testing with sweat) and the PharmScreen(R) on-site screening devices. Under our Premium Comprehensive Management Program(R), we offer a comprehensive set of services customized to assist customers in implementing cost-effective drug testing programs.

CORPORATE BACKGROUND

        In March 2000, PharmChem, Inc. was formed as a Delaware corporation and in May 2000, PharmChem Laboratories, Inc., a California corporation was merged into PharmChem, Inc. PharmChem Laboratories, Inc. was incorporated in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation founded in 1971. In 1991, we completed our initial public offering. In 1992, we expanded our operations through the acquisition of London-based Medscreen Limited (Medscreen), a certified laboratory providing international drug testing services In 1992 we also acquired a certified laboratory in Fort Worth, Texas. Our telephone number is (800) 446-5177. When we refer to "we", "our" or "PharmChem" in this Form 10-K, we mean the current Delaware corporation (PharmChem, Inc.) as well as Medscreen.

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

        - We perform approximately 1,600,000 screening tests on more than 225,000 specimens per month to determine the presence of drugs.

        -       The screening methods we use include:

                *       enzyme immunoassay

                *       enzyme assay

                *       thin layer chromatography

Results/Confirmation Testing

        -       We report negative screening results to the customer.

        - If the specimen tests positive, we confirm the results by testing a separate aliquot using a different and independent technology from that used for the initial screening.

        -       Confirmation technologies we use include:

                -       gas chromatography/mass spectrometry (GC/MS)

                -       gas chromatography

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

Reporting of Results

        We transmit most of our test results electronically. We use various secure communication networks and automated voice reporting systems. Our information systems make each test result available to the customer's computer or secure facsimile machine, via the internet, by telephonic inquiry or by mail delivery. We routinely report results for specimens that screen negative within 24 hours of receipt in the laboratory and within 48 hours for specimens that require confirmation.

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

        We offer a line of on-site screening devices to supplement our laboratory-based testing services. PharmScreen(R) is a portable, hand-held device used for on-site screening of drugs of abuse and is available in single, dual, four and five test configurations. PharmScreen(R) is currently being used by certain government agencies, including the Administrative Office of the United States Courts (Federal Probation), and by certain private employers, including Sears Roebuck & Co. PharmScreen(R) provides only a preliminary analytical result, and a more specific alternative chemical method, such as GC/MS, is necessary to obtain a confirmed analytical result.

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

        PharmChek(R) may offer other advantages over other drug detection systems currently available. First, it does not require the handling of urine or blood, which may be objectionable to some people. Second, the use of sweat as a testing medium may lengthen the drug use detection period and decrease testing costs by reducing the need for specialized specimen collection facilities and staff. Court cases in California and Nevada have recognized the validity of PharmChek(R) for detecting the use of illegal drugs.

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

SUPPLIERS

        We are dependent upon a single supplier for the PharmChek(R) product and we are in the process of seeking an alternative supplier. We are not dependent upon any other single supplier for our raw materials.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

        We provide a variety of drug testing services which are customized to each customer's specific needs. We employ a customer service and technical support staff specializing in one or more of the following areas of service.

SPECIMEN COLLECTION

        We manage specimen collection services for a number of our customers. We maintain a list of more than 5,000 clinics and other organizations throughout the United States (US) and Puerto Rico that offer specimen collection services that comply with forensic drug-testing procedures. Our customer service staff identifies collectors conveniently located to customer sites, prepares customized specimen collection procedures, conducts training of collection personnel and monitors their performance. In 2000, PharmChem managed approximately 530,000 collections in the US, while Medscreen managed approximately 30,000 collections throughout the United Kingdom (UK) and at over 300 shipping ports throughout the world.

TRANSPORTATION

        Most specimens are transported to PharmChem by overnight or same-day courier, or by mail. We offer special specimen transportation services for selected areas that provide for pickup of specimens before the close of each business day.

TECHNICAL CONSULTATION

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

PROGRAM ANALYSIS

        We collect and analyze data on test results in order to provide comprehensive monthly statistical reports to meet customers' regulatory requirements and to assist with drug program management.

SALES AND MARKETING

        We sell our integrated drug testing services to corporate and governmental customers. Our sales force uses a consultative selling approach - Premium Comprehensive Management(R) (PCM(R)). PCM(R) emphasizes the full scope of integrated services we offer and customizes these services to meet customers' particular needs. PCM(R) provides customized services including:

        - a worldwide database of collection sites and on-call collections for rapid response

        - alternatives to laboratory urine testing including on-site screening devices such as PharmScreen(R), sweat testing with PharmChek(R) and hair testing

        - PharmTrack, our secure internet-based tracking and reporting system

        - FAST, our secure internet-based collection scheduling and management system

        -       statistical management reporting

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

        Sales of laboratory services and products to public and private workplace employers accounted for 40%, 38% and 42% of our total net sales in 2000, 1999 and 1998, respectively. Sales to Sears, Roebuck & Co. accounted for approximately 11%, 10% and 11% of our total net sales in 2000, 1999 and 1998, respectively.

CRIMINAL JUSTICE AGENCIES

        Criminal justice agencies use drug testing results in criminal proceedings and to assist with making parole, drug treatment and probation decisions. These agencies also use drug testing to monitor drug treatment of individuals under supervision and to track drug use trends within the United States.

        Sales of laboratory services and products to criminal justice agencies accounted for 41%, 43% and 39% of our total net sales in 2000, 1999 and 1998, respectively. Sales to Federal Probation accounted for approximately 18%, 19% and 18% of our total net sales in 2000, 1999 and 1998, respectively.

DRUG TREATMENT PROGRAMS

        Drug treatment programs use drug testing to monitor the treatment and rehabilitation of drug users in their care. Sales of laboratory services and products to drug treatment programs accounted for less than 5% of our total net sales in 2000, 1999 and 1998.

MEDSCREEN'S CUSTOMER BASE

        PharmChem's London-based subsidiary accounted for 16%, 16% and 15% of our total net sales in 2000, 1999 and 1998, respectively. Medscreen's primary customers operate in the maritime, criminal justice, oil, chemical, utilities and transportation industries. Medscreen has customers in 35 countries. Approximately 60% of Medscreen's 2000 sales were from UK-based customers with the balance from customers in other countries in Europe, Asia and South America.

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

COMPETITION

        The market for drug testing services became increasingly competitive in the early 1990's, and continues to be competitive. Drug testing laboratories compete primarily on the basis of:

        -       customer service

        -       technical capability

        -       price

        We believe that PharmChem competes favorably in each of these categories. We have significantly expanded our scope of services and invested heavily in information technology to provide flexible, responsive and customized drug testing programs while maintaining a competitive average total selling price per specimen.

        Our competitors include:

        - national clinical laboratory companies, such as Laboratory Corporation of America Holdings and Quest Diagnostics, Inc.

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

        In 2001, a revision of the Federal Register, CFR Part 40, will be implemented. This revision will impose more stringent requirements for the training and retraining of specimen collector service providers. This may negatively impact the pool of available service providers and may result in higher costs for the services they perform.

ENVIRONMENTAL MATTERS

        A small portion of our business involves testing procedures requiring the use of chloroform, which is considered to be a hazardous material. Failure to comply with current or future federal, state or local environmental laws or regulations regarding this hazardous material could have a material adverse effect on us. We believe that we have adequately notified employees of potential risks associated with working at PharmChem and have provided a workplace safe from hazard, as required by the Occupational Safety and Health Administration and certain state laws. We believe we are in compliance with all applicable environmental laws and regulations.

EMPLOYEES

        As of December 31, 2000, we had approximately 300 full-time employees. Our employees are not represented by labor organizations, and we consider relations with our employees to be good.

SEASONAL OPERATING FACTORS

        PharmChem's operations are affected by both seasonal trends to which drug testing laboratories are generally subject and general economic conditions. Our laboratory testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing.

RESEARCH AND DEVELOPMENT

        Our most experienced scientists and technicians perform research and development activities. Our research and development efforts continually focus upon improving laboratory procedures and processes. We believe we have engineered a number of efficiencies to improve the accuracy and reliability of our drug tests.

DOMESTIC AND FOREIGN OPERATIONS

        Refer to Note 10 to the Consolidated Financial Statements for reportable segment information and financial information about geographic areas.


ITEM 2. PROPERTIES


         LOCATION                 USE          SQUARE FOOTAGE     REMAINING LEASE TERM
         --------                 ---          --------------     --------------------
   1505-A O'Brien Drive   World Headquarters       35,719             5 months (1)
   Menlo Park, CA 94025     and Laboratory

   1275 Hamilton Court    Distribution Center      11,925              5 years (2)
   Menlo Park, CA 94025

    7606 Pebble Drive     Texas Division and       15,000                5 years
   Fort Worth, TX 76118       Laboratory

     1A Harbour Quay           Medscreen           13,350        2 years with a 10 year
    100 Preston's Road     Headquarters and                              option
     London, E14 9PH          Laboratory
         England

   ---------

        (1)     We are presently seeking alternative facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF PHARMCHEM


                 NAME                 AGE                   POSITION WITH PHARMCHEM
                 ----                 ---                   -----------------------
         Joseph W. Halligan           56      President, Chief Executive Officer and Director
         David A. Lattanzio           58      Vice President, Finance and Administration, Chief
                                              Financial Officer and Secretary
         Neil A. Fortner              46      Vice President, Laboratory Operations
         Elizabeth M. Lison           43      Vice President, Business Development
         Joseph L. Kurta              49      Vice President, Sales and Marketing
         Bryan Merryman               44      Vice President, Customer Service
         Baburaj Parakkal             34      Vice President, Information Systems


        Mr. Halligan has been PharmChem's President, Chief Executive Officer and Director since November 1995. From 1988 to 1995, he was President and CEO of E.S.I. Consulting Group, a private consulting practice, specializing in advising and operating high growth, consumer and service-oriented companies. Before forming his consulting practice, Mr. Halligan served from 1983 to 1987 as President and CEO of a privately-held company, Laura Scudder's, Inc. From 1969 to 1983, he served as Senior Vice President of Fotomat Corporation and President of its subsidiary, Video Services of America. He holds a B.S. in Management and Business Administration from Columbia Pacific University.

        Mr. Lattanzio has been PharmChem's Vice President, Finance and Administration, and Chief Financial Officer since April 1996 and Secretary since January 1997. He is responsible for all business aspects of our operations, including accounting, corporate finance, treasury, purchasing, human resources and risk management. From 1995 to March 1996, Mr. Lattanzio performed private consulting for several companies, including PharmChem. He served as Vice President, Finance and Chief Financial Officer of Mission Foods from 1991 to 1995. Mr. Lattanzio holds a B.B.A. in Accounting from the University of Notre Dame and is a Certified Public Accountant.

        Mr. Fortner has served as Vice President, Laboratory Operations of PharmChem since February 1992. He joined PharmChem as Director, Laboratory Operations in July 1991. He is the Scientific Director and is responsible for all production aspects of laboratory operations. From 1985 to 1991, he served as Director of Toxicology at Southgate Medical Services. Mr. Fortner has more than 20 years experience in forensic toxicology and he is a qualified SAMHSA and CAP laboratory inspector. He is a member of the American Association of Clinical Chemistry and a full member of the Society of Forensic Toxicologists, the American Academy of Forensic Sciences (Fellow) and the American Board of Forensic Examiners. Mr. Fortner holds a B.A. in Biology from Hiram College and a M.S. in Biochemistry from Western Kentucky University. He is certified as a Forensic Toxicology Specialist by the American Board of Forensic Toxicologists and as a Toxicological Chemist by the National Registry of Certified Chemists.

        Ms. Lison became Vice President, Business Development of PharmChem in November 2000. Previously, she served as Vice President, Customer Service since March 1997. She joined Medscreen in 1993, where she held various management positions in sales and customer service. Ms. Lison is responsible for developing new business and enhancing our relationships with existing customers. In June 1996, she relocated to our corporate office to serve as Director, Customer Service. From 1979 to 1993, Ms. Lison worked in various aspects of the design and delivery of workplace drug testing programs for companies based in the UK. Ms. Lison holds a B. Tech (Hons) in Medical Science from the University of Bradford, UK.

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

        Mr. Merryman has served as Vice President, Customer Service since joining PharmChem in November 2000. He is responsible for all customer service functions. Prior to joining PharmChem, Mr. Merryman served in various customer service capacities at Quest Diagnostics from 1982 to 1990 and from 1996 until he joined PharmChem. From 1990 to 1996, Mr Merryman held management positions at Laboratory Corporation of America. Mr. Merryman holds a B.B.A. degree in Computer Sciences from Ursinus College in Pennsylvania and is in the process of completing his M.B.A. from the University of Phoenix.

        Mr. Parakkal has served as Vice President, Information Systems since November 2000. He is responsible for all information service functions. He has also served as Director, Systems Development at PharmChem since 1997. Prior to joining PharmChem, Mr. Parakkal served in project management at Transworld Information Systems, Inc. from 1996 to 1997. He was responsible for directing the development of cross-functional systems, software and databases. From 1987 to 1995, Mr. Parakkal worked in Information Technology in various aspects of design, development and implementation of business applications in India. Mr. Parakkal holds a B.S. degree in Physics from University of Madras, India and is in the process of completing a B.S. degree in Business Management from the University of Phoenix.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock trades on The Nasdaq National Market under the symbol "PCHM".

STOCK PRICES

        The following table sets forth for the periods indicated the high and low closing bid prices for our common stock by quarter for years 2000 and 1999, as reported by the Automated Quotation System of the National Association of Securities Dealers (Nasdaq). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.


CALENDAR                              CALENDAR
QUARTER      HIGH     LOW              QUARTER     HIGH     LOW
-------    -------  -------           --------    -------  -------
Q1 2000    $ 5.000  $ 3.250            Q1 1999    $ 4.750  $ 1.750
Q2 2000    $ 5.000  $ 2.125            Q2 1999    $ 3.438  $ 2.125
Q3 2000    $ 4.125  $ 2.563            Q3 1999    $ 3.000  $ 1.938
Q4 2000    $ 4.000  $ 2.000            Q4 1999    $ 4.000  $ 1.750


        As of March 1, 2001, there were approximately 130 holders of record of our common stock. A large number of shares were held in nominee name. Based upon information furnished by our proxy solicitor, Skinner & Co, we believe we have approximately 1,000 stockholders as of March 1, 2001.

DIVIDENDS

        We have never paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. In addition, our current revolving credit agreement prohibits the declaration or payment of dividends except in connection with our stockholder rights plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                   YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------------
                                                               2000           1999           1998           1997           1996
                                                             --------       --------       --------       --------       --------
                                                                            (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
    Net sales .........................................      $ 46,832       $ 44,487       $ 43,172       $ 39,233       $ 41,255
    Cost of sales .....................................        32,915         31,374         31,653         31,311         31,757
                                                             --------       --------       --------       --------       --------
    Gross profit ......................................        13,917         13,113         11,519          7,922          9,498
                                                             --------       --------       --------       --------       --------
    Selling, general and administrative ...............        11,460         10,033          9,800          8,234          8,689
    Amortization of goodwill ..........................           185            185            185            185            185
    Provision for (reduction of) doubtful accounts ....          (119)           141            325            350            206
                                                             --------       --------       --------       --------       --------
         Total operating expenses .....................        11,526         10,359         10,310          8,769          9,080
                                                             --------       --------       --------       --------       --------
         Income (loss) from operations ................         2,391          2,754          1,209           (847)           418
    Other expenses, net ...............................           258            248            288            389            372
                                                             --------       --------       --------       --------       --------
         Income (loss) before income taxes ............         2,133          2,506            921         (1,236)            46
    Provision for (benefit from) income taxes .........           772           (294)           286             34              -
                                                             --------       --------       --------       --------       --------
         Net income (loss) ............................      $  1,361       $  2,800       $    635       $ (1,270)      $     46
                                                             ========       ========       ========       ========       ========

    Basic earnings (loss) per share ...................      $   0.23       $   0.48       $   0.11       $  (0.22)      $   0.01
                                                             ========       ========       ========       ========       ========
    Diluted earnings (loss) per share .................      $   0.22       $   0.47       $   0.10       $  (0.22)      $   0.01
                                                             ========       ========       ========       ========       ========
    Basic weighted average shares outstanding .........         5,822          5,786          5,764          5,734          5,622
                                                             ========       ========       ========       ========       ========
    Diluted weighted average shares outstanding .......         6,069          5,954          6,238          5,734          5,710
                                                             ========       ========       ========       ========       ========
    Cash dividends per share ..........................             -              -              -              -              -
                                                             ========       ========       ========       ========       ========

CONSOLIDATED BALANCE SHEET DATA:
    Working capital (deficiency) ......................      $  2,407       $  3,040       $   (319)      $ (1,147)      $  1,707
    Total assets ......................................        27,265         25,046         22,063         22,246         21,647
    Long-term debt, net of current portion ............         1,731          2,593            656            696          1,205
    Stockholders' equity ..............................        14,995         13,697         10,910         10,211         11,431


Selected quarterly financial data is included in Note 12 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 ("Forward-looking Statements"), which are subject to the "safe harbor" created by these Sections. Forward-looking statements are statements about future financial results, future products or services and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K and include the risks identified in "Factors Affecting Operating Results."

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data (dollars in thousands):


                                              THREE MONTHS ENDED DECEMBER 31,           TWELVE MONTHS ENDED DECEMBER 31,
                                        ----------------------------------------    ------------------------------------------
                                           2000     1999       2000       1999        2000       1999       2000        1999
                                        --------  --------   --------   --------    --------   --------   --------    --------
                                                             (As a % of net sales)                        (As a % of net sales)
NET SALES:
  Workplace employers ................  $  4,014  $  3,743       31.7%      33.1%   $ 14,562   $ 15,433       31.1        34.7%
  Criminal justice agencies ..........     4,381     4,412       34.5       39.1      17,678     17,492       37.7        39.3
  Drug rehab programs ................       253       377        2.0        3.3       1,125      1,538        2.4         3.5
  Domestic products & other ..........     2,161       929       17.0        8.2       6,029      2,948       12.9         6.6
  Medscreen ..........................     1,879     1,834       14.8       16.2       7,438      7,076       15.9        15.9
                                        --------  --------   --------   --------    --------   --------   --------    --------
        Total net sales ..............    12,688    11,294      100.0      100.0      46,832     44,487      100.0       100.0

COST OF SALES ........................     9,204     8,116       72.5       71.9      32,915     31,374       70.3        70.5
                                        --------  --------   --------   --------    --------   --------   --------    --------

GROSS PROFIT .........................     3,484     3,178       27.5       28.1      13,917     13,113       29.7        29.5
                                        --------  --------   --------   --------    --------   --------   --------    --------

OPERATING EXPENSES:
  Selling general and administrative .     2,720     2,594       21.4       23.0      11,460     10,033       24.5        22.6
  Amortization of goodwill ...........        46        46        0.4        0.4         185        185        0.4         0.4
  Provision for (reduction of)
     doubtful accounts ...............       106         8        0.8        0.0        (119)       141       (0.3)        0.3
                                        --------  --------   --------   --------    --------   --------   --------    --------
        Total operating expenses .....     2,872     2,648       22.6       23.4      11,526     10,359       24.6        23.3
                                        --------  --------   --------   --------    --------   --------   --------    --------

INCOME FROM OPERATIONS ...............       612       530        4.9        4.7       2,391      2,754        5.1         6.2
                                        --------  --------   --------   --------    --------   --------   --------    --------

OTHER EXPENSES, net ..................        91        75        0.8        0.7         258        248        0.6         0.6
PROVISION FOR (BENEFIT FROM)
     INCOME TAXES ....................       219      (627)       1.7       (5.6)        772       (294)       1.6        (0.7)
                                        --------  --------   --------   --------    --------   --------   --------    --------

NET INCOME ...........................  $    302  $  1,082        2.4%       9.6%   $  1,361   $  2,800        2.9%        6.3%
                                        ========  ========   ========   ========    ========   ========   ========    ========

2000 COMPARED TO 1999

Net Sales

        Annual net sales increased 5.3% to $46,832,000 in 2000 from $44,487,000 in 1999. This increase mostly reflects the continued growth of PharmScreen(R), our line of onsite screening products, and our international drug testing operations. Medscreen's sales increased 5.1% on the strength of a 12.9% increase in specimen volume. Current year sales in the US increased 5.3% and reflect increases of $1.3 million (54.0%) in product sales and $1.8 million (367.3%) in non-laboratory sales that more than offset a $1.1 million (3.2%) decrease in traditional laboratory sales. Our non-laboratory sales include our web-based collection management system and related collector management services. Domestic specimen volume decreased 5.4% compared to 1999 levels as more testing volume was shifted to PharmScreen(R). Our consolidated laboratory specimen volume decreased 4.2% to 2,730,000 and average selling prices for laboratory analysis increased 2.9% compared to 1999 levels. Net sales for the fourth quarter of 2000 increased 12.3% and laboratory average selling prices increased 6.0% from the comparable 1999 periods. As part of our Premium Comprehensive Management(R) program of fully integrated drug testing services, in the fourth quarter of 1999 we launched our e-commerce system which provides for order processing, forms printing, collection scheduling, specimen tracking and results reporting through secure internet transmission. Our current year's fourth quarter reflects a full three months of revenues from our web-based system compared to one month in 1999.

Cost of Sales

        Our cost of sales for the year increased 4.9% to $32,915,000 in 2000 from $31,374,000 in 1999. Cost of sales as a percentage of net sales decreased to 70.3% in 2000 from 70.5% in 1999 and reflects improved operating efficiencies and continued favorable results from our cost containment program initiated in 1997, principally in direct labor. We incurred higher specimen collection costs due to the growth in customers requiring nationwide collection services. Gross profit as a percentage of net sales increased to 29.7% in 2000 from 29.5% in 1999 reflecting higher sales. Cost of sales for the 2000 fourth quarter of $9,204,000 increased 13.4% from the same prior year period due to higher sales volume and related specimen collection costs.

Selling, General and Administrative

        Selling, general and administrative (SG&A) expenses for the year increased 14.2% to $11,460,000 in 2000 from $10,033,000 in 1999 due to our continued investment in our sales and marketing strategy, additional staffing in our customer service functions and higher depreciation expenses from our implementation of the Unified Database (UDB) software project in the third quarter of 1999. The percent of SG&A expenses to net sales increased to 24.5% in 2000 from 22.6% in 1999. SG&A expenses for the 2000 fourth quarter increased 4.9% to $2,720,000 from $2,594,000 in the prior year period and reflects higher staffing in our sales and customer service functions.

Income From Operations

        Income from operations for the year was $2,391,000 in 2000 compared to $2,754,000 in 1999, while income from operations for the fourth quarter was $612,000 in 2000 compared to $530,000 in 1999.

Provision for (Benefit from) Income Taxes

        During 2000, we recorded a provision for taxes of $772,000 for the year and $219,000 for the fourth quarter. The 1999 provision for current income taxes of $482,000 for the year was more than offset by a reversal of $336,000 of tax accruals no longer required due to a favorable settlement of an IRS review (recorded in the first quarter of 1999) and the recognition of an income tax benefit of approximately $440,000 from reducing the deferred tax valuation allowance (recorded in the fourth quarter of 1999). In addition, we offset approximately $347,000 of federal and state taxes with utilization of net operating loss carryforwards in 1999.

Net Income

        Net income for the year was $1,361,000 in 2000 compared to net income of $2,800,000 in 1999. Excluding the favorable impact of the 1999 tax adjustments, net income for the year in 1999 was $1,677,000. We reported net income of $302,000 in the 2000 fourth quarter compared to net income of $1,082,000 in 1999. Excluding the favorable impact of the 1999 tax adjustments, proforma income in the 1999 fourth quarter would have been $295,000.

1999 COMPARED TO 1998

Net Sales

        Annual net sales increased 3.0% to $44,487,000 in 1999 from $43,172,000 in 1998. This increase mostly reflects the continued growth of our international drug testing operations. Medscreen's sales increased 10% on the strength of a 15.9% increase in specimen volume. Our 1999 sales in the US increased 1.8% and reflected a $2.3 million (15.0%) increase in criminal justice sales that more than offset a $2.0 million (11.5%) decrease in workplace sales. Domestic specimen volume increased 1.9% compared to 1998 levels. Our consolidated specimen volume increased 2.7% to 2,850,000 and average selling prices for laboratory analysis were relatively unchanged compared to 1998 levels. Net sales for the fourth quarter of 1999 increased 3.8% and average selling prices increased 2.3% from the comparable 1998 periods. In December 1999, as part of our Premium Comprehensive Management(R) program of fully integrated drug testing services, we launched our e-commerce system which provides for order processing, forms printing, collection scheduling, specimen tracking and results reporting--all through secure internet transmission.

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

Selling, General and Administrative

        Selling, general and administrative (SG&A) expenses for the year increased 2.4% to $10,033,000 in 1999 from $9,800,000 in 1998 due to higher depreciation expenses from our implementation of the Unified Database (UDB) software project in the third quarter of 1999. The percent of SG&A expenses to net sales decreased slightly to 22.6% in 1999 from 22.7% in 1998. SG&A expenses for the 1999 fourth quarter increased 8.0% to $2,594,000 from $2,401,000 in the prior year period and reflects higher depreciation expenses associated with the UDB project. We also continued to invest heavily in information systems and sales and marketing.

Income From Operations

        Income from operations for the year was $2,754,000 in 1999 compared to $1,209,000 in 1998.

Provision for (Benefit from) Income Taxes

        The 1999 provision for current income taxes of $482,000 for the year was more than offset by a reversal of $336,000 of tax accruals no longer required due to a favorable settlement of an IRS review (recorded in the first quarter of 1999) and the recognition of an income tax benefit of approximately $440,000 from reducing the deferred tax valuation allowance (recorded in the fourth quarter of 1999). In addition, we offset approximately $347,000 of federal and state taxes with utilization of net operating loss carryforwards. During 1998, we recorded a provision for taxes of $286,000 for the year.

Net Income

        Net income for the year was $2,800,000 in 1999 compared to net income of $635,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Our operations during the years ending December 31, 2000, 1999 and 1998 provided cash of approximately $3,753,000, $3,437,000 and $4,596,000, respectively. The increase in cash flow from operations between 2000 and 1999 reflects improved collections on accounts receivable and higher payables due to a higher volume of business in the current year's fourth quarter compared to 1999. The decrease in cash flow from operations between 1999 and 1998 reflects higher accounts receivable, a buildup of inventory to mitigate potential Y2K problems at our key suppliers and the reversal of the deferred tax valuation reserves, all of which more than offset the increase in net income.

        As of December 31, 2000 and 1999, we had $1,714,000 and $1,804,000 in
cash and cash equivalents, respectively. During 2000, we completed one financing transaction totaling $1,674,000 and a significant portion of the proceeds were used for repayment of existing debt. We had net borrowings of the revolving line of credit totaling $731,000 and repayments on term debt and capital leases totaled $2,643,000. We also used $3,546,000 to acquire property and equipment, mostly related to computer software and laboratory analyzers. During 1999, we had net repayments on the revolving line of credit of $2,379,000, we acquired $3,007,000 of property and equipment and we repaid term debt and capital lease obligations of $835,000.

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

        On May 15, 2000, we entered into an amended and restated Loan and Security Agreement ("Credit Agreement) with our bank. The amended Credit Agreement reflects similar terms and conditions to the predecessor agreement covering our revolving line of credit and variable rate installment note ("Installment Note"). The amended Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivables (up to a maximum of $6,000,000), is secured by a lien on substantially all of our assets (excluding computer software) and carries a commitment fee equal to 0.25% of the maximum line of credit. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

        On September 7, 2000, we entered into a $1,674,000 Installment Note with our bank. The majority of the proceeds from the Installment Note were immediately used to pay off the amount outstanding under a separate $1,500,000 installment note with the same bank. The Installment Note is subject to the terms and conditions of the amended Credit Agreement, currently bears interest at the prime rate plus 0.5% and is payable over 43 months. At December 31, 2000, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,834,000 and $731,000, respectively. Advances under the revolving line of credit carry interest at either the prime rate plus 0.5% (9.50% at December 31, 2000) or LIBOR plus 3.25%. As of December 31, 2000, we were in compliance with all covenants except that we exceeded the limitation on annual capital expenditures, for which we obtained a waiver. We anticipate that existing cash balances, amounts available under the Credit Agreement and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures through 2001.

        In November, 1999, our Board of Directors approved a common stock repurchase program whereby we are able to purchase up to 300,000 shares (approximately 5%) of our common stock from time to time on the open market or in privately negotiated sales. Our bank has authorized up to $2.0 million from our existing Credit Agreement to be used toward repurchase of our common stock under this program. The repurchase program contains certain restrictions, including limitations on the quantity, bid price and timing of stock purchases. As of December 31, 2000, no shares have been repurchased.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. With certain exceptions, this Interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on our consolidated financial position or results of operations.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 31, 1999. We performed a review of our revenue recognition policies and determined they are in compliance with SAB 101.

        In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after September 15, 1999. In September 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, will be effective for all fiscal quarters of fiscal years beginning after September 15, 2000. The adoption of SFAS Nos. 133 and 137 did not have a material effect on our consolidated financial position or results of operations.

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

PHARMCHEK(R) DRUGS OF ABUSE PATCH

        Since 1992, we have been investing in PharmChek(R), a system which uses sweat to detect the use of illegal drugs. To date, our sales of PharmChek(R) have not been material and there is no assurance that it will continue to be commercially accepted by existing or new customers or generate significant revenues in the future. While the company that developed PharmChek(R) has obtained patents relating to its technology, there are various risks associated with the technology. There is no assurance:

        -       as to the validity of such patents

        -       that the products we market will be covered by such patents

        - that competitors will not infringe upon such patents or successfully design similar or competing products that do not infringe upon such patents

        - that the company that obtained the PharmChek(R) patents will continue to be able to deliver products to PharmChem or that an alternative supplier will be found

CUSTOMER CONCENTRATION

        Our two largest customers combined accounted for approximately 29% of our sales in 2000, 1999 and 1998. The loss of these contracts, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. We have in the past failed to renew significant contracts which has had adverse effects on PharmChem. See "Competition and Customer Contracts" above.

CERTIFICATION

        We are certified by SAMHSA, CAP and a number of states to conduct drug testing using forensic procedures. In addition, our Texas and California laboratories are certified as discussed earlier in Part I under Certification and Government Regulation. Certification is essential to our business because some of our customers are required to use certified laboratories, and many of our customers look to certification as an indication of accuracy and reliability of results. In order to remain certified, we are subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements to which we are subject could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on PharmChem.

SEASONAL TRENDS AND ECONOMIC CONDITIONS

        Seasonal trends to which drug testing laboratories are generally subject affect our operations. In the past, testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing. Demand for our services is also dependent on general economic conditions. Recessionary periods generally result in fewer new hires, and therefore may lead to fewer pre-employment drug tests for public and private employer customers. Similarly, customers may scale back their drug testing program in a tight labor market. Budget cuts at the federal, state or local level could reduce business from our public employer, criminal justice agency and government funded drug treatment program customers. Because expenses associated with maintaining our testing work force are relatively fixed over the short term, our profit margins tend to increase in periods of higher testing volume and decrease in periods of lower testing volume.

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

CREDIT AVAILABILITY

        We maintain a revolving credit agreement with a bank. All borrowings are secured by a lien on all of our assets (excluding computer software). The Credit Agreement contains certain financial covenants, which we anticipate being able to comply with throughout 2001, although there can be no assurance that such compliance will be maintained.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving line of credit and bank installment note carry interest at the prime rate plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and a decrease in the prime rate will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime rate. Assuming levels of debt consistent with historical amounts, a 1.0% change in the prime rate would not materially change interest expense.

        Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 84% in pound sterling and 16% in US currency. During 2000 and 1999, Medscreen's net sales represented 16% of our total net sales and, as a result, we do not consider the impact of market risk on foreign currency transactions material. For that reason, we do not intend to engage in hedging transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index at page 43, Item 14. (a) (1).

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
of PharmChem, Inc.:

We have audited the accompanying consolidated balance sheets of PharmChem, Inc. and its subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Medscreen Limited (Medscreen), the Company's wholly-owned subsidiary, as of and for the year ended December 31, 2000, which statements reflect total assets constituting 23 percent and total revenues constituting 16 percent of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Medscreen, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmChem, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    KPMG LLP

San Francisco, California
February 12, 2001

                                 PHARMCHEM, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                 DECEMBER 31,
                                                                             -------------------
                                                                               2000       1999
                                                                             --------   --------
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents .........................................  $  1,714   $  1,804
        Accounts receivable, net of allowance for doubtful
            accounts of $376 and $545, respectively .......................     8,004      6,716
        Inventory .........................................................     1,855      1,934
        Deferred tax asset ................................................       386        608
        Prepaids and other current assets .................................       834        537
                                                                             --------   --------
                TOTAL CURRENT ASSETS ......................................    12,793     11,599
                                                                             --------   --------

PROPERTY AND EQUIPMENT, net ...............................................    11,026      9,555
OTHER ASSETS ..............................................................       826      1,087
GOODWILL, net of accumulated amortization
         of $6,611 and $6,426, respectively ...............................     2,620      2,805
                                                                             --------   --------
                                                                             $ 27,265   $ 25,046
                                                                             ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Revolving line of credit ..........................................  $    731   $      -
        Current portion of long-term debt .................................     1,368      1,475
        Accounts payable ..................................................     4,097      2,903
        Accrued compensation ..............................................     1,404      1,259
        Accrued collectors and other liabilities ..........................     2,786      2,922
                                                                             --------   --------
                TOTAL CURRENT LIABILITIES .................................    10,386      8,559
                                                                             --------   --------

LONG TERM DEBT, net of current portion ....................................     1,731      2,593
OTHER NONCURRENT LIABILITIES ..............................................       153        197
                                                                             --------   --------
                TOTAL LIABILITIES .........................................    12,270     11,349
                                                                             --------   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock, $0.001 par value, 25,000 shares authorized, 5,847 and 5,805 shares issued and outstanding at December
        31, 2000 and and 1999, respectively ...............................         6          6
        Additional paid-in capital ........................................    19,233     19,133
        Accumulated other comprehensive (loss) income .....................      (142)        21
        Accumulated deficit ...............................................    (4,102)    (5,463)
                                                                             --------   --------
                TOTAL STOCKHOLDERS' EQUITY ................................    14,995     13,697
                                                                             --------   --------
                                                                             $ 27,265   $ 25,046
                                                                             ========   ========


          See accompanying notes to consolidated financial statements.

                                 PHARMCHEM, INC.

                         CONSOLIDATED INCOME STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
NET SALES .................................................  $ 46,832   $ 44,487   $ 43,172
COST OF SALES .............................................    32,915     31,374     31,653
                                                             --------   --------   --------
GROSS PROFIT ..............................................    13,917     13,113     11,519
                                                             --------   --------   --------

OPERATING EXPENSES:
        Selling, general and administrative ...............    11,460     10,033      9,800
        Amortization of goodwill ..........................       185        185        185
        Provision for (reduction of) doubtful accounts ....      (119)       141        325
                                                             --------   --------   --------
                    Total operating expenses ..............    11,526     10,359     10,310
                                                             --------   --------   --------
INCOME FROM OPERATIONS ....................................     2,391      2,754      1,209
                                                             --------   --------   --------

OTHER  EXPENSE, net:
        Interest expense ..................................       281        284        293
        Interest income ...................................       (11)       (21)        (3)
        Other income ......................................       (12)       (15)        (2)
                                                             --------   --------   --------
                    Other expense, net ....................       258        248        288
                                                             --------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES ..................     2,133      2,506        921

PROVISION FOR (BENEFIT FROM) INCOME TAXES .................       772       (294)       286
                                                             --------   --------   --------
NET INCOME ................................................  $  1,361   $  2,800   $    635
                                                             ========   ========   ========

EARNINGS PER SHARE:
        Basic .............................................  $   0.23   $   0.48   $   0.11
                                                             ========   ========   ========
        Diluted ...........................................  $   0.22   $   0.47   $   0.10
                                                             ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic .............................................     5,822      5,786      5,764
                                                             ========   ========   ========
        Diluted ...........................................     6,069      5,954      6,238
                                                             ========   ========   ========


          See accompanying notes to consolidated financial statements.

                                 PHARMCHEM, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)


                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                             2000        1999        1998
                                            -------     -------     -------
NET INCOME .............................    $ 1,361     $ 2,800     $   635

OTHER COMPREHENSIVE (LOSS) INCOME:
        Foreign currency translation ...       (163)        (62)          1
                                            -------     -------     -------

COMPREHENSIVE INCOME ...................    $ 1,198     $ 2,738     $   636
                                            =======     =======     =======


          See accompanying notes to consolidated financial statements.

                                 PHARMCHEM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                        ACCUMULATED
                                                                             ADDITIONAL    OTHER                          TOTAL
                                                                              PAID-IN   COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                                  SHARES       PAR VALUE      CAPITAL   INCOME (LOSS)      DEFICIT        EQUITY
                                                 --------      --------      --------   -------------    -----------   ------------
BALANCE AT DECEMBER 31, 1997 ..............         5,750      $      6      $ 19,021      $     82       $ (8,898)      $ 10,211
        Exercise of stock options .........            32             -            63             -              -             63
        Other comprehensive income ........             -             -             -             1              -              1
        Net income ........................             -             -             -             -            635            635
                                                 --------      --------      --------      --------       --------       --------
BALANCE AT DECEMBER 31, 1998 ..............         5,782             6        19,084            83         (8,263)        10,910
        Exercise of stock options .........            23             -            49             -              -             49
        Other comprehensive loss ..........             -             -             -           (62)             -            (62)
        Net income ........................             -             -             -             -          2,800          2,800
                                                 --------      --------      --------      --------       --------       --------
BALANCE AT DECEMBER 31, 1999 ..............         5,805             6        19,133            21         (5,463)        13,697
        EXERCISE OF STOCK OPTIONS .........            42             -           100             -              -            100
        OTHER COMPREHENSIVE LOSS ..........             -             -             -          (163)             -           (163)
        NET INCOME ........................             -             -             -             -          1,361          1,361
                                                 --------      --------      --------      --------       --------       --------
BALANCE AT DECEMBER 31, 2000 ..............         5,847      $      6      $ 19,233      $    142       $ (4,102)      $ 14,995
                                                 ========      ========      ========      ========       ========       ========


          See accompanying notes to consolidated financial statements.

                                 PHARMCHEM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------------
                                                                                       2000          1999          1998
                                                                                      -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income .............................................................      $ 1,361       $ 2,800       $   635
        Adjustments to reconcile net income to net
            cash provided by operating activities:
                Depreciation and amortization ..................................        2,252         2,057         1,999
                Provision for (reduction of) doubtful accounts .................         (119)          141           325
                Deferred income taxes ..........................................          250          (440)          152
                Loss (gain) on dispositions and sales of equipment .............            4            95            (2)
                Deferred gain on sale of computer software .....................          (24)          (24)          (82)
        Change in operating assets and liabilities:
                Accounts receivable ............................................       (1,169)         (335)          761
                Inventory ......................................................           79          (409)           84
                Prepaids and other current assets ..............................         (297)         (136)          (99)
                Other noncurrent assets ........................................          233            60           (75)
                Accounts payable and other accrued liabilities .................        1,227            41           435
                Other noncurrent liabilities ...................................          (44)         (413)          463
                                                                                      -------       -------       -------
                        Net cash provided by operating activities ..............        3,753         3,437         4,596
                                                                                      -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ....................................       (3,546)       (3,007)       (2,889)
        Proceeds from sales of equipment .......................................            4            17           439
                                                                                      -------       -------       -------
                        Net cash used in investing activities ..................       (3,542)       (2,990)       (2,450)
                                                                                      -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings (repayments) on revolving lines of credit, net ..............          731        (2,379)       (1,702)
        Proceeds from financing leases and long term debt ......................        1,674         3,782           435
        Principal payments on long-term debt and capital leases ................       (2,643)         (835)         (513)
        Proceeds from exercise of stock options ................................          100            49            63
                                                                                      -------       -------       -------
                        Net cash provided by (used in) financing activities ....         (138)          617        (1,717)
                                                                                      -------       -------       -------
        Foreign currency translation ...........................................         (163)          (62)            1
                                                                                      -------       -------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................          (90)        1,002           430
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................        1,804           802           372
                                                                                      -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................................      $ 1,714       $ 1,804       $   802
                                                                                      =======       =======       =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest, net of $218, $138 and $153 capitalized
     in 2000, 1999 and 1998, respectively ......................................      $   490       $   434       $   305
                                                                                      =======       =======       =======
    Cash paid for taxes ........................................................      $   550       $   246       $     1
                                                                                      =======       =======       =======


          See accompanying notes to consolidated financial statements.

                                 PHARMCHEM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


1. THE COMPANY

    PharmChem is a leading independent laboratory providing integrated drug testing services. We test for a number of drugs of abuse, primarily by urinalysis. In addition to forensic drug testing, we offer a range of services which are customized to assist customers in implementing cost-effective drug testing programs. Our customers include private and public workplace employers, criminal justice agencies and drug treatment programs primarily in the United States (US) and Europe.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of PharmChem and our wholly-owned subsidiary, Medscreen, a United Kingdom (UK) company, after elimination of all intercompany accounts and transactions. The functional currency of Medscreen is the local currency.

    On May 16, 2000, the stockholders of PharmChem Laboratories, Inc. approved the merger of PharmChem Laboratories, Inc., a California corporation, into PharmChem, Inc., a newly created Delaware corporation. In connection with this merger, each share of PharmChem Laboratories, Inc. common stock outstanding as of May 16, 2000, was converted into and exchanged for one share of PharmChem, Inc. common stock with a par value of $0.001 per share. PharmChem Laboratories, Inc. was incorporated in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation founded in 1971. The stockholders' equity section of the balance sheet has been reclassified to conform prior year's amounts to the current year presentation. PharmChem, Inc. has an authorized capital of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock.

    When we refer to "we" or "PharmChem" in these Notes, we mean the current Delaware corporation (PharmChem, Inc.) as well as our wholly-owned subsidiary Medscreen.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash balances and all highly liquid investments with original maturities of three months or less at the date of purchase. At December 31, 2000 and 1999, cash and cash equivalents consist of demand deposits maintained at established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

                                 PHARMCHEM, INC.

CONCENTRATIONS OF CREDIT RISK

    We are subject to a number of risks which include, among others, competition related to customer contracts, development and marketing of PharmChek(R) and PharmScreen(R), customer concentration and laboratory certification. Financial instruments which potentially subject PharmChem to concentrations of credit risk consist principally of cash investments, trade receivables and debt. We have cash investment policies that limit investments to short-term, low risk instruments. Although two customers accounted for approximately 29% of our sales for each of the three years ended December 31, 2000, 1999 and 1998, we believe the risk associated with concentrations of credit for trade receivables is mitigated because (i) one of the customers is a federal government agency; (ii) the remaining customer base is diversified among many corporate industries and other government agencies; (iii) we have an ongoing credit evaluation process; and (iv) we maintain an allowance for doubtful accounts.

INVENTORY

    We state inventory at the lower of cost or market. We determine cost using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. At December 31, our inventory consisted of the following:


                                     2000        1999
                                    ------      ------
                                      (In thousands)
Laboratory materials .........      $  733      $  801
Collection materials .........         841         649
Products .....................         281         484
                                    ------      ------
                                    $1,855      $1,934
                                    ======      ======


PROPERTY AND EQUIPMENT

    We record property and equipment at cost. We provide for depreciation and amortization using the straight-line method over the estimated useful lives. We amortize leasehold improvements and equipment held under capital leases over the lease term or useful lives. At December 31, our property and equipment consisted of the following:


                                              USEFUL
                                              LIVES
                                             IN YEARS        2000           1999
                                             --------      --------       --------
                                                                (In thousands)
 Lab equipment .........................      5 to 10      $  4,585       $  5,881
 Computer hardware and software ........      3 to 10         8,429          7,698
 Office equipment ......................       3 to 7           403            395
 Furniture, fixtures and other .........      3 to 10           889            974
 Leasehold improvements ................            -         2,434          3,579
 Construction in progress ..............            -         3,603          1,559
                                                           --------       --------
                                                             20,343         20,086
 Less: accumulated depreciation and
  amortization .........................                     (9,317)       (10,531)
                                                           --------       --------
 Property and equipment, net ...........                   $ 11,026       $  9,555
                                                           ========       ========


    We capitalize software development costs for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Capitalization of software

                                 PHARMCHEM, INC.

development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, we capitalized $1,492,000 and $850,000 of software development costs in 2000 and 1999, respectively, related to our information systems capital expenditure program.

    Expenditures for maintenance and repairs are expensed as incurred. We capitalize costs of major replacements and betterments. When we retire or otherwise dispose of property, we remove the cost and accumulated depreciation and amortization from the appropriate accounts and we include any gain or loss in the income statement.

LONG-LIVED ASSETS, INCLUDING GOODWILL

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review, as circumstances dictate, the carrying amount of our long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. We determine recoverability by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. We measure the amount of impairment, if any, based on the excess of the carrying value over the fair value. Our management believes that there have been no circumstances which would require us to evaluate for impairment of long-lived assets during the three years ended December 31, 2000.

    Goodwill consists of the excess of cost over the fair value of the net assets of businesses acquired and we amortize goodwill on a straight-line basis over periods ranging from 20 to 40 years.

REVENUE AND OTHER DEFERRED CREDITS

    We recognize revenue in accordance with Securities and Exchange Commission
(SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. We performed a review of our revenue recognition policies and believe we are in compliance with SAB 101. Revenue is recognized (i) upon completion of laboratory analyses of specimens submitted by customers, and (ii) at the time of shipment for products. Deferred credits include deferred rent and deferred service revenues. Deferred rent represents unrealized rent abatements granted by the lessor of the facility occupied by Medscreen, and we amortize deferred rent on a straight-line basis as a reduction to rent expense over the remaining lease term. Deferred service revenues represents amounts billed in advance of laboratory analysis performed. We classify deferred revenues expected to be realized beyond one year as other noncurrent liabilities.

STOCK BASED-COMPENSATION

    We account for our stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." As allowed by SFAS No. 123, we continue to measure compensation expense for awards granted to employees and directors under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The exercise price of options granted under our stock option plans is equal to the market price of our stock on the date of grant. Therefore, we have not recorded compensation cost under APB No. 25.

                                 PHARMCHEM, INC.

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

EARNINGS PER SHARE

    We compute and disclose our earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. We calculate basic earnings per share using the weighted average number of common shares outstanding during the period. We calculate diluted earnings per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options. We calculate dilutive potential common shares using the treasury stock method.

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

RECLASSIFICATIONS

    We have made certain reclassifications to prior year amounts to conform to current year presentation.

3.  DEBT

    Our revolving credit agreement and capitalized lease obligations at December 31 consist of the following:


                                                                              2000          1999
                                                                            -------       -------
                                                                                (In thousands)
Revolving credit agreement pursuant to a revolving loan agreement ....      $   731       $     -
Term installment note ................................................        1,559         1,369
Obligations under capitalized leases, due in monthly installments through 2002, secured by laboratory equipment, office equipment and
 computer software, interest rates ranging from 6% to 10% ............        1,540         2,699
                                                                              3,830         4,068
                                                                            -------       -------
Less: current portion and revolving line of credit ...................       (2,099)       (1,475)
                                                                            -------       -------
Long-term portion ....................................................      $ 1,731       $ 2,593
                                                                            =======       =======

                                 PHARMCHEM, INC.

Future principal payments at December 31, 2000 are as follows (in thousands):


                                    AMOUNT
                                    ------
2001 .........................      $2,099
2002 .........................       1,086
2003 .........................         456
2004 .........................         190
                                    ------
Total Debt ...................      $3,830
                                    ======


    On May 15, 2000, we entered into an amended and restated Loan and Security Agreement ("Credit Agreement) with our bank. The amended Credit Agreement reflects similar terms and conditions to the predecessor agreement covering our revolving line of credit and variable rate installment note ("Installment Note"). The amended Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivables (up to a maximum of $6,000,000), is secured by a lien on substantially all of our assets (excluding computer software) and carries a commitment fee equal to 0.25% of the maximum line of credit. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

    At December 31, 2000, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,834,000 and $731,000, respectively. Advances under the revolving line of credit carry interest at either the prime rate plus 0.5% or LIBOR plus 3.25%. As of December 31, 2000, we were in compliance with all covenants except that we exceeded the limitation on annual capital expenditures, for which we obtained a waiver.

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

    We have leased certain laboratory equipment, office equipment and computer software with an original cost of approximately $4,357,000 and $4,422,000 under capital lease agreements at December 31, 2000 and 1999, respectively. The accumulated depreciation of such leased equipment was approximately $1,714,000 and $1,159,000 at December 31, 2000 and 1999, respectively. At December 31, 2000, the future minimum lease payments, together with the present value of the net minimum lease payments under these agreements, were as follows (in thousands):

                                                          AMOUNT
                                                          -------
2001 ...............................................      $ 1,012
2002 ...............................................          654
                                                          -------
    Total minimum lease payments ...................        1,666
    Less: amount representing interest .............         (126)
                                                          -------
    Present value of net minimum lease payments ....      $ 1,540
                                                          =======


4. INCOME TAXES

    The income before income taxes based upon the geographic locations of our operations consisted of the following for the year ended December 31:


                                 2000          1999          1998
                               --------      --------      --------
Pre-tax income:                          (In thousands)
   Domestic .............      $    503      $  1,232      $    148
   Foreign ..............         1,630         1,274           773
                               --------      --------      --------
   Consolidated .........      $  2,133      $  2,506      $    921
                               ========      ========      ========


    The provision for (benefit from) income taxes consisted of the following for the year ended December 31:


                                                             2000           1999           1998
                                                           --------       --------       --------
                                                                      (In thousands)
Current:
     Federal ........................................      $      -       $   (326)      $      -
     State ..........................................             4              5              5
     Foreign ........................................           518            467            129
                                                           --------       --------       --------
       Total current ................................           522            146            134
                                                           --------       --------       --------
Deferred:
     Federal ........................................           157           (170)            83
     State ..........................................           103           (224)            27
     Foreign ........................................           (10)           (46)            42
                                                           --------       --------       --------
       Total deferred ...............................           250           (440)           152
                                                           --------       --------       --------
       Provision for (benefit from) income taxes ....      $    772       $   (294)      $    286
                                                           ========       ========       ========

                                 PHARMCHEM, INC.

    Undistributed earnings at our foreign subsidiary are not significant. We reconciled the provision for income taxes with the federal statutory rate for the year ended December 31 as follows:


                                                                    2000           1999           1998
                                                                  --------       --------       --------
                                                                              (In thousands)
Tax provision computed at the federal statutory tax rate ...      $    725       $    852       $    313
State taxes, net of federal tax benefit ....................            18             47             13
Utilization of net operating loss carryforwards ............             -           (277)          (146)
Effects of foreign operations ..............................           (65)           (40)            (1)
Amortization of goodwill and other permanent differences ...           106            377            131
Change in the beginning of the year valuation allowance ....            48           (975)           (24)
Reversal of accrual no longer required .....................           (73)          (336)             -
Other ......................................................            13             58              -
                                                                  --------       --------       --------
             Provision for (benefit from) income taxes .....      $    772       $   (294)      $    286
                                                                  ========       ========       ========


    The major components of temporary differences which give rise to the deferred tax accounts at December 31 are as follows:


                                                                   2000          1999
                                                                  -------       -------
                                                                     (In thousands)
Current deferred tax assets:
          Reserves and accruals ............................      $   357       $   516
          Net operating loss carryforwards .................          119           195
                                                                  -------       -------
              Total gross current asset ....................          476           711
          Deferred tax valuation allowance .................          (90)         (103)
                                                                  -------       -------
              Net current asset ............................      $   386       $   608
                                                                  =======       =======
Non-current deferred tax assets:
          Net operating loss carryforwards .................      $   430       $   179
          Difference between book and tax depreciation .....          252           424
          Capital loss carryforwards .......................          189           198
          Research tax credit carryforwards and other ......          135           172
                                                                  -------       -------
              Total gross non-current asset ................        1,006           973
          Deferred tax asset valuation allowance ...........         (316)         (255)
                                                                  -------       -------
              Net non-current asset ........................      $   690       $   718
                                                                  =======       =======
Total net deferred tax asset ...............................      $ 1,076       $ 1,326
                                                                  =======       =======


    The increase in the deferred tax valuation allowance in 2000 principally reflects our revised expectations for the realization of state net operating loss carryforwards. In the fourth quarter of 1999, we recognized an income tax benefit of approximately $440,000 from reducing the valuation allowance primarily as a result of the continued improvement in our operating results and prospects and, in addition, we offset approximately $347,000 of federal and state taxes with utilization of net operating loss carryforwards. The recognition of the net deferred tax asset is based upon the expected

                                 PHARMCHEM, INC.

utilization of net operating loss carryforwards that we believe will more likely than not be realized. The net change in the valuation allowance was an increase (decrease) of $48,000, $(1,252,000) and $(24,000) in 2000, 1999 and 1998,
respectively.

    We have classified the long-term deferred tax asset with "Other assets" on the accompanying Consolidated Balance Sheets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Although realization is not assured, we believe more likely than not that the net deferred tax asset will be realized in the future primarily from the generation of US source taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are lowered or are lower than currently estimated.

    As of December 31, 2000, we have net operating loss carryforwards for federal and state income tax reporting purposes of approximately $1,445,000 and $979,000, respectively. The federal loss carryforwards expire at various dates through 2019 and the state loss carryforwards expire at various dates through 2005. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

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

5. INCENTIVE STOCK PLANS AND STOCK REPURCHASE PROGRAM

1997 AND 1988 INCENTIVE STOCK PLANS

    In May 1997, our stockholders approved the 1997 Incentive Stock Plan whereby stock options, including incentive stock options, non-qualified options, restricted shares, performance shares, bonus shares and stock appreciation rights may be granted to employees, consultants and directors, for up to 500,000 shares of common stock. This 1997 Plan, which expires in 2007, is administered by the Officers Compensation Committee of the Board of Directors. The Committee determines the term of each stock option (up to a maximum of ten years). The exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Unless the Committee determines otherwise, options will be exercisable with respect to 6.25% of the granted shares on the first day of each of the first sixteen calendar quarters after the grant date. As of December 31, 2000, we had granted 328,059 options and canceled 6,000 options. No options have been exercised under the 1997 Plan.

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

                                 PHARMCHEM, INC.

    Options to purchase approximately 604,931, 453,790 and 244,081 shares of common stock under the 1988 and 1997 incentive stock option plans were exercisable at December 31, 2000, 1999 and 1998 respectively. Option information for the periods presented is as follows:


                                                               OPTIONS OUTSTANDING
                                                            ------------------------
                                                                            WEIGHTED
                                              OPTIONS                       AVERAGE
                                             AVAILABLE        NUMBER        EXERCISE
                                             FOR GRANT      OF OPTIONS       PRICE
                                             ---------      ----------      --------
Balance at December 31, 1997 ...........       625,678        628,904       $   3.55
                                              --------       --------       --------
       1988 Plan expiration ............        (7,739)             -              -
       Granted .........................      (370,250)       370,250           2.45
       Canceled ........................        42,252        (42,252)          3.31
       Exercised .......................             -        (18,394)          2.02
       Repriced granted ................      (463,480)       463,480           2.38
       Repriced canceled ...............       463,480       (463,480)          3.95
                                              --------       --------       --------
Balance at December 31, 1998 ...........       289,941        938,508           2.95
                                              --------       --------       --------
       Granted .........................       (30,000)        30,000           3.38
       Canceled ........................             -        (33,377)          2.38
       Exercised .......................             -         (8,123)          2.38
                                              --------       --------       --------
Balance at December 31, 1999 ...........       259,941        927,008           2.41
                                              --------       --------       --------
       GRANTED .........................       (88,000)        88,000           4.40
       CANCELED ........................         6,000        (46,545)          2.61
       EXERCISED .......................             -        (42,481)          2.34
                                              --------       --------       --------
BALANCE AT DECEMBER 31, 2000 ...........       177,941        925,982       $   2.59
                                              ========       ========       ========


1992 DIRECTOR OPTION PLAN

    In May 1992, we adopted the 1992 Director Option Plan ("the Director Plan") and reserved 250,000 shares of common stock for issuance under this plan. On March 22, 1997, we changed the Director Plan to provide for grants to outside directors only. The options vest over a 48-month period and are granted at fair market value. Options granted prior to 2000 expire five years from the original grant date. On November 30, 1999, the Director Plan was amended to change the date of automatic grants from January 1 to March 1. On February 18, 2000, the Director Plan was amended to increase the number of annual option grants to each director to 10,000 from 5,000, to increase the life of newly issued option grants to 10 years from 5 years and to extend the expiration date of the Director Plan to March 31, 2004. Options to purchase approximately 25,307, 15,204 and 37,601 shares of common stock under the Director Plan were exercisable at December 31, 2000, 1999 and 1998, respectively.

                                 PHARMCHEM, INC.

Option information for the periods presented is as follows:


                                                              OPTIONS OUTSTANDING
                                                            ------------------------
                                               OPTIONS                      WEIGHTED
                                              AVAILABLE       NUMBER        AVERAGE
                                              FOR GRANT     OF OPTIONS       PRICE
                                              ---------     ----------      --------
Balance at December 31, 1996 ...........       110,626        130,000       $   3.32
                                              --------       --------       --------
       Granted .........................       (10,000)        10,000           5.25
       Canceled ........................        30,000        (30,000)          8.75
                                              --------       --------       --------
Balance at December 31, 1997 ...........       130,626        110,000           3.52
                                              --------       --------       --------
       Granted .........................       (15,000)        15,000           2.58
       Canceled ........................        62,187        (62,187)          4.05
       Exercised .......................             -        (12,813)          2.00
                                              --------       --------       --------
Balance at December 31, 1998 ...........       177,813         50,000           2.38
                                              --------       --------       --------
       Granted .........................       (10,000)        10,000           4.63
       Canceled ........................        15,000        (15,000)          2.88
       Exercised .......................             -        (15,000)          2.00
                                              --------       --------       --------
Balance at December 31, 1999 ...........       182,813         30,000           4.02
                                              --------       --------       --------
       GRANTED .........................       (20,000)        20,000           5.00
                                              --------       --------       --------
BALANCE AT DECEMBER 31, 2000 ...........       162,813         50,000       $   4.41
                                              ========       ========       ========


The following summarizes information about all stock option plans at December 31, 2000:


                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
--------------------------------------------------------------------  -------------------------
                                                       WEIGHTED AVG.                  WEIGHTED
                                          WEIGHTED      REMAINING                      AVERAGE
      RANGE OF             OPTIONS        AVERAGE      CONTRACTUAL      OPTIONS       EXERCISE
   EXERCISE PRICE        OUTSTANDING   EXERCISE PRICE     LIFE        EXERCISABLE       PRICE
--------------------     -----------   --------------  -------------  -----------     ---------
       $ 2.00                79,052      $    2.00      4.0 Years         79,052      $    2.00
         2.38               672,430           2.38      7.3 Years        461,706           2.38
    2.50 - 5.25             224,500           3.87      7.6 Years         89,480           3.63
--------------------      ---------      ---------      ---------      ---------      ---------
   $2.00 - $5.25            975,982      $    2.69      7.1 Years        630,238      $    2.51
====================      =========      =========      =========      =========      =========

                                 PHARMCHEM, INC.

PROFORMA INFORMATION

    We continue to apply APB No. 25 in accounting for our stock based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If we had determined compensation cost for our stock based compensation plans in accordance with the fair value method prescribed by SFAS No. 123, our proforma net income and earnings per share for the years ended December 31 would have been as follows:


                                                     2000            1999           1998
                                                   ---------      ---------      ---------
                                                           (In thousands, except per
                                                                share amounts)
Net income, as reported .....................      $   1,361      $   2,800      $     635
Net income, pro forma .......................          1,190          2,580            278
Basic earnings per share, as reported .......      $    0.23      $    0.48      $    0.11
Basic earnings per share, pro forma .........           0.20           0.45           0.05
Diluted earnings per share, as reported .....           0.22           0.47           0.10
Diluted loss per share, pro forma ...........           0.20           0.44           0.05


    The weighted average fair values of options granted during 2000, 1999 and 1998 were $2.92, $2.26 and $1.44, respectively. We estimate the fair value of each grant on the date of grant using the Binomial option pricing model with the following weighted average assumptions:


                                                2000           1999           1998
                                              --------       --------       --------
Risk free rate of return ...............             6%             5%             5%
Option lives in years ..................        3 TO 5         3 to 5         3 to 5
Annual volatility of stock price .......            93%            89%            89%
Dividend yield .........................           0.0%           0.0%           0.0%


    The above proforma amounts include compensation expense for options granted since January 1, 1995, and may not be representative of that to be expected in future years.

COMMON STOCK REPURCHASE PROGRAM

    In November, 1999, our Board of Directors approved a common stock repurchase program whereby we are able to purchase up to 300,000 shares (approximately 5%) of our common stock from time to time on the open market or in privately negotiated sales. In connection with this program, our bank has authorized up to $2.0 million from our existing Credit Agreement to be used toward repurchase of our common stock under this program. The repurchase program contains certain restrictions, including limitations on the quantity of, bid price and timing of stock purchases. As of December 31, 2000, no shares have been repurchased.

                                 PHARMCHEM, INC.

6. EARNINGS PER SHARE

    The calculations of basic and diluted earnings per share are as follows:


                                                                  2000          1999          1998
                                                                --------      --------      --------
                                                                     (In thousands, except per
                                                                           share amounts)
Net income ...............................................      $  1,361      $  2,800      $    635
                                                                ========      ========      ========
Denominator for basic earnings per share - weighted
               average common shares .....................         5,822         5,786         5,764
Dilutive stock options ...................................           247           168           474
                                                                --------      --------      --------
Denominator for diluted earnings per share ...............         6,069         5,954         6,238
                                                                ========      ========      ========
Basic earnings per share .................................      $   0.23      $   0.48      $   0.11
                                                                ========      ========      ========
Diluted earnings per share ...............................      $   0.22      $   0.47      $   0.10
                                                                ========      ========      ========


    We did not include options to purchase 105,000, 113,500 and 5,000 shares of our common stock at December 31, 2000, 1999 and 1998, respectively, in the computation of diluted earnings per share because their exercise prices were greater than the average market share price of our common stock of $3.40, $2.92 and $4.63, respectively.

7. PROFIT SHARING PLAN

    We have a 401(k) plan which is available to all employees who have reached age 18 and have completed at least three consecutive months of service. The 401(k) Plan provides that each participant may contribute a portion of his or her salary, within certain limits prescribed by U.S. tax laws. We will make a matching contribution of at least 10% of the amount contributed by each participant. We may make additional matching or discretionary profit sharing contributions. Our contributions vest after three years of service. The total contribution expenses we recorded were $57,000, $73,000 and $46,000 for 1999, 1999 and 1998, respectively.

8. STOCKHOLDER RIGHTS PLAN

    On November 30, 1999 our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of PharmChem for its stockholders if there were a future unsolicited acquisition attempt. In connection with the plan, our Board declared a dividend of one preferred share purchase right for each share of PharmChem's Common Stock on the November 30, 1999 record date and further directed the issuance of one such right with respect to each share of our Common Stock that we issue after the record date, except in certain circumstances. Each right will entitle a stockholder to buy 1/100 of a share of preferred stock at an exercise price of $35.00 which will be subject to adjustment in certain circumstances.

    Subject to certain exceptions, if a person or group acquires 15% or more of our outstanding Common Stock, commences, or announces an intention to make, a tender offer, consummation of which would result in the ownership of 15% or more of our outstanding Common Stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then-current exercise price, a number of our common shares having a market value of twice the right's exercise price. Such person or group will not include a 15% stockholder holding more than 15% of the outstanding common shares at the time of adoption of the plan who may accumulate up to 25% of our common shares before triggering the rights. In addition, if at any time after a person or group (other than certain

                                 PHARMCHEM, INC.

exempt persons) acquires 15% or more of our common shares or we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at a right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the right's exercise price. The rights will expire on November 30, 2009. Our bank modified the Credit Agreement to permit the declaration and distribution of a dividend in connection with this stockholder rights plan.

    On December 19, 2000 our Board of Directors amended the stockholder rights plan to increase the threshold for existing 15% stockholders to a 27% ownership level from a 25% ownership level.

9. COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments under noncancellable operating leases for our office, laboratory and warehouse space at December 31, 2000 were as follows (in thousands):


                                    AMOUNT
                                    ------
2001 .........................      $  561
2002 .........................         305
2003 .........................         204
2004 .........................          98
2005 & thereafter ............          51
                                    ------
  Total commitments ..........      $1,219
                                    ======


    Rental expense for operating leases amounted to approximately $1,263,000, $1,251,000 and $1,199,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In connection with the original employment and relocation of one employee, we have committed to participate in the purchase of the employee's residence. Pursuant to this commitment, we have an outstanding receivable from the employee of $109,000 at December 31, 2000 and 1999. We included this loan in "Prepaids and other current assets" and "Other assets" in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively. The loan is due in 2001 unless employment terminates, certain other maturity events occur or the due date is extended. The loan is secured by a deed of trust on the residence and earns contingent interest on the net proceeds from the sale of the employee's residence. In certain circumstances, we are contingently liable for a portion of the mortgage payments, insurance costs and property taxes, until such time as the property is sold.

    We are the defendant in certain legal matters which are normal for the industry in which we operate. Our management believes that these matters, both individually and in the aggregate, will not have a material adverse impact on PharmChem's financial position or results of operations.

10. REPORTABLE SEGMENTS

    We have two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment serves primarily the United Kingdom (60% of international sales in 2000) and also includes the European, Asian, Middle Eastern and South American markets. PharmChem's California and Texas operations service the Domestic segment and Medscreen services the International segment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements. We evaluate segment profit

                                 PHARMCHEM, INC.

based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments as of and for the years ended December 31 is as follows:


                                               DOMESTIC     INTERNATIONAL     TOTAL
                                              ---------     -------------   ---------
                                                           (In thousands)
2000: Net sales from external
       customers .......................      $  39,394      $   7,438      $  46,832
      Depreciation and amortization ....          1,955            297          2,252
      Segment profit ...................            927          1,649          2,576
      Segment assets ...................         21,016          6,249         27,265
      Expenditures for segment
       assets ..........................          3,470             76          3,546

1999: Net sales from external
       customers .......................      $  37,411      $   7,076      $  44,487
      Depreciation and amortization ....          1,783            274          2,057
      Segment profit ...................          1,665          1,274          2,939
      Segment assets ...................         18,410          6,636         25,046
      Expenditures for segment
       assets ..........................          2,812            195          3,007

1998: Net sales from external
       customers .......................      $  36,764      $   6,408      $  43,172
      Depreciation and amortization ....          1,731            268          1,999
      Segment profit ...................            584            810          1,394
      Segment assets ...................         16,324          5,739         22,063
      Expenditures for segment
       assets ..........................          2,550            339          2,889


    Two customers of the Domestic segment accounted for the following as a percentage of our consolidated net sales for the year ended December 31:


                            2000           1999           1998
                          --------       --------       --------
Customer A .........          17.8%          18.9%          18.3%
Customer B .........          11.4%          10.3%          11.1%


11. SUBSEQUENT EVENT

    On January 3, 2001, we completed a $2,363,000 financing lease agreement with a group of lessors to refinance certain modules of ATLAS, our new laboratory information management system. The lease agreement bears interest at 8.9% and is payable over 36 to 48 months. The proceeds from the lease will be used to reduce amounts outstanding under our revolving line of credit and to fund additional capital expenditures. This lease has been accounted for as a capital lease.

                                 PHARMCHEM, INC.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized selected quarterly financial data is as follows:


                                                                             QUARTER ENDED
                                                             ----------------------------------------------
                                                               3/31         6/30         9/30        12/31
                                                             -------      -------      -------      -------
                                                               (In thousands, except per share amounts)
2000:
    Net sales .........................................      $10,608      $11,580      $11,956      $12,688
    Gross profit ......................................        3,398        3,520        3,493        3,484
    Net income ........................................          282          374          403          302
    Basic earnings per share ..........................      $  0.05      $  0.06      $  0.07      $  0.05
    Diluted earnings per share ........................      $  0.05      $  0.06      $  0.07      $  0.05
    Basic weighted average shares outstanding .........        5,809        5,823        5,824        5,833
    Diluted weighted average shares outstanding .......        6,170        5,986        6,063        6,063

1999:
    Net sales .........................................      $10,174      $11,149      $11,870      $11,294
    Gross profit ......................................        2,950        3,284        3,701        3,178
    Net income ........................................          583          361          774        1,082
    Basic earnings per share ..........................      $  0.10      $  0.06      $  0.13      $  0.19
    Diluted earnings per share ........................      $  0.10      $  0.06      $  0.13      $  0.18
    Basic weighted average shares outstanding .........        5,782        5,784        5,784        5,794
    Diluted weighted average shares outstanding .......        6,096        5,903        5,857        5,960

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On May 16, 2000 our Board of Directors approved the appointment of Gallagher & Co. to replace KPMG LLP as Medscreen's auditors for the 2000 fiscal year. The audit reports of KPMG LLP issued for Medscreen's financial statements for either of the past two years have not contained an adverse opinion or a disclaimer of opinion, nor have its opinions been qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and the subsequent interim period preceding their replacement, there were no disagreements with KPMG LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG LLP, caused it to make a reference to the subject matter of the disagreement in connection with its reports.


                                    PART III

ITEMS 10 TO 13 INCLUSIVE

    We have omitted these items in accordance with the General Instructions to Form 10-K. Information regarding our Directors is incorporated by reference to PharmChem's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2001 Annual Meeting of Stockholders.

    Information regarding our Executive officers can be found in Part I this Annual Report on Form 10-K on page 11.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS.


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                       IN THIS
                                                                                                        REPORT
                                                                                                       -------
Independent Auditors' Report .......................................................................      22
Consolidated Balance Sheets at December 31, 2000 and 1999 ..........................................      23
Consolidated Income Statements for the years ended December 31, 2000, 1999 and  1998 ...............      24
Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2000, 1999 and 1998 .................................................................      25
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
  1999 and 1998 ....................................................................................      26
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 .........      27
Notes to Consolidated Financial Statements .........................................................      28

  (a)  (2) FINANCIAL STATEMENT SCHEDULE
Schedule II Valuation and Qualifying Accounts ......................................................      47


    All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Consolidated Financial Statements or notes thereto.

    (a) (3) EXHIBITS


EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 ------                        -----------------------
2.01(1)        Agreement and Plan of Merger of PharmChem, Inc., a Delaware
               corporation, and PharmChem Laboratories, Inc., a California corporation

2.02(1)        Certificate of Merger of PharmChem Laboratories, Inc. into
               PharmChem, Inc.

3.01(1)        Certificate of Incorporation of PharmChem, Inc.

3.02(1)        Bylaws of PharmChem, Inc.

4.01(2)        Restated Modification Agreement dated August 14, 1989.

10.01(2)       1988 Incentive Stock Plan, as amended.

10.02(5)       Form of Stock Option Agreement.

10.03(2) Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).

10.04(5)       Form of Stock Option Agreement (January 1, 1995).

10.05(2)       Form of Stock Purchase Agreement.

10.06(3)       1992 Director Option Plan.

10.07(3)       Form of Director Option Agreement.

10.08(7)       Amendment Number 1 to 1992 Director Option Plan dated February
               28, 1996.

10.09(7)       Amendment Number 2 to 1992 Director Option Plan dated March 4,
               1997.

10.10(14)      Amendment Number 3 to 1992 Director Option Plan dated November
               30, 1999.

10.11(15)      Amendment Number 4 to 1992 Director Option Plan dated February
               18, 2000.

10.12(8)       1997 Equity Incentive Plan.

10.13(8) Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity Incentive Plan.

10.14(8) Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

10.15(2)       401(k) Plan.

10.16(7)       Amendment to 401(k) Plan dated August 25, 1996.

10.17(10)      Amendment to 401(k) Plan dated September 15, 1998.

10.18(11)      Rights Agreement dated November 30, 1999.

10.19(17)      Amendment to Rights Agreement dated December 18, 2000.

10.20(2)       Lease Agreements for the Company's offices in Menlo Park,
               California dated October 21, 1988 and September 11, 1990, respectively.

10.21(6)       Lease Amendment for the Company's offices in Menlo Park,
               California dated November 30, 1995.

10.22(7)       Lease Amendment for the Company's offices in Menlo Park,
               California dated March 6, 1996.

10.23(13)      Lease Amendment for the Company's distribution center in Menlo
               Park, California dated May 7, 1999.

10.24(4)       Harbour Quay (London) Lease Documents.

10.25(7) Lease Agreement for the Company's offices in Fort Worth, Texas dated October 24, 1991.

10.26(7) Lease Amendment for the Company's offices in Fort Worth, Texas dated December 8, 1992.

10.27(7) Lease Amendment for the Company's offices in Fort Worth, Texas dated February 9, 1996.

10.28(1)       Amended and Restated Loan and Security Agreement between Comerica
               Bank of California and PharmChem Laboratories, Inc. dated May 15,
               2000.

10.29(1)       Intellectual Property Security Agreement between Comerica Bank of
               California and PharmChem Laboratories, Inc. dated May 15, 2000.

10.30(16)      Modification to Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated September 7, 2000.

10.31(16)      Variable Rate Installment Note between Comerica Bank of
               California and PharmChem, Inc. dated September 7, 2000.

10.32(16)      Form of Indemnification Agreement.

10.33(12)      Lease Agreement for computer software between American
               Technologies Credit, Inc. and PharmChem, Inc. dated March 29,
               1999.

10.34(14)      Lease Agreement for computer software between Jules and
               Associates, Inc. and PharmChem, Inc. dated November 23, 1999.

10.35(3,9)     License and Supply Agreement with Sudormed, Inc. dated March 10,
               1992.

10.36(4,9)     License and Supply Agreement with Sudormed, Inc. dated October
               25, 1993.

10.37(4,9)     Supply Agreement with SolarCare Technologies Corporation dated
               August 1, 1993.

10.38(6,9)     First Amendment to Supply Agreement dated December 1, 1995.

10.39(8)       Master Lease Purchase Agreement dated December 18, 1995 with
               Fidelity Leasing Corporation and Lease Purchase Addenda in connection therewith.

10.40(8)       Master Equipment Lease dated March 17, 1996 with Olympus
               Commercial Credit.

21.01          List of Subsidiaries.

23.01          Consent of KPMG LLP, Independent Certified Public Accountants.


(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

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

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(9)     Confidential treatment requested as to certain portions of this exhibit.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11) Incorporated by reference from the Company's Current Report on Form 8-K dated December 6, 1999.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(17) Incorporated by reference from the Company's Current Report on Form 8-K dated December 19, 2000.


        (b) REPORTS ON FORM 8-K

             Report on Form 8-K dated December 19, 2000.

        (c) EXHIBITS

             See (a) (3) above.

        (d) FINANCIAL STATEMENT SCHEDULE

             See (a) (2) above.

                                 PHARMCHEM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                           CHARGED TO
                                              BALANCE AT   (REDUCTION                   BALANCE AT
                                              BEGINNING   OF) COSTS AND                    END
DESCRIPTION                                   OF PERIOD     EXPENSES      DEDUCTIONS    OF PERIOD
                                              ----------  -------------   ----------    ----------
Allowance for Doubtful Accounts

Year ended:
December 31, 1998 ......................      $    468      $    325       $    231      $    562
                                              ========      ========       ========      ========
December 31, 1999 ......................      $    562      $    141       $    158      $    545
                                              ========      ========       ========      ========
DECEMBER 31, 2000 ......................      $    545      $   (119)      $     50      $    376
                                              ========      ========       ========      ========

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MENLO PARK, STATE OF CALIFORNIA, ON THIS 6TH DAY OF MARCH, 2001.


                                     PHARMCHEM, INC.

                                     BY:      /S/ Joseph W. Halligan
                                       --------------------------------------
                                                JOSEPH W. HALLIGAN
                                       President and Chief Executive Officer

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

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


             SIGNATURE                            TITLE                          DATE
             ---------                            -----                          ----
      /s/ Joseph W. Halligan
      ----------------------
        Joseph W. Halligan         President, Chief Executive Officer       March 6, 2001
                                   and Director (Principal Executive
                                   Officer)

      /s/ David A. Lattanzio
      ----------------------
        David A. Lattanzio         Chief Financial Officer, Vice            March 6, 2001
                                   President, Finance and
                                   Administration (Principal
                                   Accounting and Financial
                                   Officer) and Secretary

       /s/ Richard D. Irwin
       --------------------
          Richard D. Irwin         Chairman of the Board and Director       March 6, 2001


       /s/ Donald R. Stroben
       ---------------------
          Donald R. Stroben        Director                                 March 6, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
2.01(1)        Agreement and Plan of Merger of PharmChem, Inc., a Delaware
               corporation, and PharmChem Laboratories, Inc., a California corporation

2.02(1)        Certificate of Merger of PharmChem Laboratories, Inc. into
               PharmChem, Inc.

3.01(1)        Certificate of Incorporation of PharmChem, Inc.

3.02(1)        Bylaws of PharmChem, Inc.

4.01(2)        Restated Modification Agreement dated August 14, 1989.

10.01(2)       1988 Incentive Stock Plan, as amended.

10.02(5)       Form of Stock Option Agreement.

10.03(2) Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).

10.04(5)       Form of Stock Option Agreement (January 1, 1995).

10.05(2)       Form of Stock Purchase Agreement.

10.06(3)       1992 Director Option Plan.

10.07(3)       Form of Director Option Agreement.

10.08(7)       Amendment Number 1 to 1992 Director Option Plan dated February
               28, 1996.

10.09(7)       Amendment Number 2 to 1992 Director Option Plan dated March 4,
               1997.

10.10(14)      Amendment Number 3 to 1992 Director Option Plan dated November
               30, 1999.

10.11(15)      Amendment Number 4 to 1992 Director Option Plan dated February
               18, 2000.

10.12(8)       1997 Equity Incentive Plan.

10.13(8) Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity Incentive Plan.

10.14(8) Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

10.15(2)       401(k) Plan.

10.16(7)       Amendment to 401(k) Plan dated August 25, 1996.

10.17(10)      Amendment to 401(k) Plan dated September 15, 1998.

10.18(11)      Rights Agreement dated November 30, 1999.

10.19(17)      Amendment to Rights Agreement dated December 18, 2000.

10.20(2)       Lease Agreements for the Company's offices in Menlo Park,
               California dated October 21, 1988 and September 11, 1990, respectively.

10.21(6)       Lease Amendment for the Company's offices in Menlo Park,
               California dated November 30, 1995.

10.22(7)       Lease Amendment for the Company's offices in Menlo Park,
               California dated March 6, 1996.

10.23(13)      Lease Amendment for the Company's distribution center in Menlo
               Park, California dated May 7, 1999.

10.24(4)       Harbour Quay (London) Lease Documents.

10.25(7) Lease Agreement for the Company's offices in Fort Worth, Texas dated October 24, 1991.

10.26(7) Lease Amendment for the Company's offices in Fort Worth, Texas dated December 8, 1992.

10.27(7) Lease Amendment for the Company's offices in Fort Worth, Texas dated February 9, 1996.

10.28(1)       Amended and Restated Loan and Security Agreement between Comerica
               Bank of California and PharmChem Laboratories, Inc. dated May 15,
               2000.

10.29(1)       Intellectual Property Security Agreement between Comerica Bank of
               California and PharmChem Laboratories, Inc. dated May 15, 2000.

10.30(16)      Modification to Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated September 7, 2000.

10.31(16)      Variable Rate Installment Note between Comerica Bank of
               California and PharmChem, Inc. dated September 7, 2000.

10.32(16)      Form of Indemnification Agreement.

10.33(12)      Lease Agreement for computer software between American
               Technologies Credit, Inc. and PharmChem, Inc. dated March 29,
               1999.

10.34(14)      Lease Agreement for computer software between Jules and
               Associates, Inc. and PharmChem, Inc. dated November 23, 1999.

10.35(3,9)     License and Supply Agreement with Sudormed, Inc. dated March 10,
               1992.

10.36(4,9)     License and Supply Agreement with Sudormed, Inc. dated October
               25, 1993.

10.37(4,9)     Supply Agreement with SolarCare Technologies Corporation dated
               August 1, 1993.

10.38(6,9)     First Amendment to Supply Agreement dated December 1, 1995.

10.39(8)       Master Lease Purchase Agreement dated December 18, 1995 with
               Fidelity Leasing Corporation and Lease Purchase Addenda in connection therewith.

10.40(8)       Master Equipment Lease dated March 17, 1996 with Olympus
               Commercial Credit.

21.01          List of Subsidiaries.

23.01          Consent of KPMG LLP, Independent Certified Public Accountants.


(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

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

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(9)     Confidential treatment requested as to certain portions of this exhibit.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11) Incorporated by reference from the Company's Current Report on Form 8-K dated December 6, 1999.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(17) Incorporated by reference from the Company's Current Report on Form 8-K dated December 19, 2000.