Form 10-Q
period 2001-03-31
PHARMCHEM INC
filed 2001-05-14
CIK 876645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 215-8800


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of April 30, 2001, the registrant had outstanding 5,851,310 shares of Common Stock, $0.001 par value.


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

           Condensed Consolidated Balance Sheets (unaudited) at
           March 31, 2001 and December 31, 2000.......................................4

           Condensed Consolidated Statements of Operations (unaudited) for the
           Three Months ended March 31, 2001 and 2000.................................5

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           (unaudited) for the Three Months ended March 31, 2001 and 2000.............6

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Three Months ended March 31, 2001 and 2000  .......................7

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

                                 PHARMCHEM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                                 MARCH 31,    December 31,
                                                                                   2001           2000
                                                                                 ---------    ------------
                            ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                $  1,756       $  1,714
        Accounts receivable, net                                                    7,581          8,004
        Inventory                                                                   1,876          1,855
        Prepaid expenses                                                              956            834
        Deferred income taxes                                                         390            386
                                                                                 --------       --------
                TOTAL CURRENT ASSETS                                               12,559         12,793
                                                                                 --------       --------
PROPERTY AND EQUIPMENT, net                                                        11,372         11,026
OTHER ASSETS                                                                          958            826
GOODWILL, net                                                                       2,574          2,620
                                                                                 --------       --------
TOTAL ASSETS                                                                     $ 27,463       $ 27,265
                                                                                 ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Revolving line of credit                                                 $  1,455       $    731
        Current portion of long-term debt                                           1,894          1,368
        Accounts payable                                                            3,186          4,097
        Accrued compensation                                                          726          1,404
        Accrued collectors and other liabilities                                    2,913          2,786
                                                                                 --------       --------
                TOTAL CURRENT LIABILITIES                                          10,174         10,386
LONG-TERM DEBT, net of current portion                                              2,985          1,731
OTHER NONCURRENT LIABILITIES                                                          145            153
                                                                                 --------       --------
                TOTAL LIABILITIES                                                  13,304         12,270
                                                                                 --------       --------
STOCKHOLDERS' EQUITY:
        Common stock, $0.001 par value, 25,000 shares authorized, 5,847 and
          5,847 shares issued and outstanding at March 31, 2001 and
          December 31, 2000, respectively                                               6              6
        Additional paid-in capital                                                 19,233         19,233
        Accumulated other comprehensive loss                                         (278)          (142)
        Accumulated deficit                                                        (4,802)        (4,102)
                                                                                 --------       --------
                TOTAL STOCKHOLDERS' EQUITY                                         14,159         14,995
                                                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 27,463       $ 27,265
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

                                 PHARMCHEM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -----------------------
                                                    2001           2000
                                                  --------       --------
NET SALES                                         $ 11,549       $ 10,608

COST OF SALES                                        8,707          7,210
                                                  --------       --------
GROSS PROFIT                                         2,842          3,398
                                                  --------       --------
OPERATING EXPENSES:
        Selling, general and administrative          3,318          2,836
        Amortization of goodwill                        46             46
                                                  --------       --------
                    Total operating expenses         3,364          2,882
                                                  --------       --------
INCOME (LOSS) FROM OPERATIONS                         (522)           516
Interest expense                                        69             80
Other income                                           (38)           (15)
                                                  --------       --------
                                                        31             65
                                                  --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                     (553)           451

PROVISION FOR INCOME TAXES                             147            169
                                                  --------       --------
NET INCOME (LOSS)                                 $   (700)      $    282
                                                  ========       ========
EARNINGS (LOSS) PER SHARE:
Basic                                             $  (0.12)      $   0.05
                                                  ========       ========
Diluted                                           $  (0.12)      $   0.05
                                                  ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                5,847          5,809
                                                  ========       ========
Diluted                                              5,847          6,170
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

                                 PHARMCHEM, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                          -----------------
                                           2001        2000
                                          -----       -----
NET INCOME (LOSS)                         $(700)      $ 282
OTHER  COMPREHENSIVE LOSS:
        Foreign currency translation       (136)        (33)
                                          -----       -----
COMPREHENSIVE INCOME (LOSS)               $(836)      $ 249
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

                                 PHARMCHEM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ---------------------
                                                                                2001          2000
                                                                              -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                          $  (700)      $   282
   Adjustments to reconcile net income to net cash provided by Operating activities:
       Depreciation and amortization                                              568           547
       Provision for doubtful accounts                                             42           (29)
       Deferred income taxes                                                       (4)           --
       Deferred gain on sale of computer software                                  (6)           (6)
   Changes in operating assets and liabilities
       Accounts receivable                                                        381          (423)
       Inventory                                                                  (21)           57
       Prepaids and other current assets                                         (122)         (212)
       Other assets                                                              (132)           13
       Accounts payable and other accrued liabilities                          (1,457)         (919)
       Other noncurrent liabilities                                                (8)          (14)
                                                                              -------       -------
         Net cash used in operating activities                                 (1,459)         (692)
                                                                              -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                       (867)         (672)
                                                                              -------       -------
         Net cash used in investing activities                                   (867)         (672)
                                                                              -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings on revolving line of credit, net                                724         1,404
       Principal payments on long-term debt                                      (583)         (360)
       Proceeds from lease financing                                            2,363            --
       Proceeds from exercise of stock options                                     --            40
                                                                              -------       -------
          Net cash provided by financing activities                             2,504         1,084
                                                                              -------       -------
FOREIGN CURRENCY TRANSLATION                                                     (136)          (33)
                                                                              -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               42          (313)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,714         1,804
                                                                              -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,756       $ 1,491
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

        Options to purchase 175,000 shares of our common stock for the three months ended March 31, 2001, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 109,500 shares of our common stock for the three months ended March 31, 2000, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $4.04 per share. Weighted average dilutive options of 0 and 361,000 were used in the computation of earnings per share for the three month periods ended March 31, 2001 and 2000, respectively.

2. Inventory

        Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at March 31, 2001 and December 31, 2000, respectively:

                           2001        2000
                          ------      ------
                            (In thousands)
Laboratory materials .... $  582      $  733
Collection materials ....    954         841
Products ................    340         281
                          ------      ------
                          $1,876      $1,855
                          ======      ======

3. Reportable Segments

        We have two reportable segments, Domestic and International, providing integrated drug testing services. Our Domestic segment serves the United States (U.S.) and the International segment serves primarily the United Kingdom but also serves the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by our California and Texas operations and the International segment is serviced by Medscreen, our London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K. We evaluate segment profit (loss) based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments for the three month periods ended March 31 is as follows:

                                                            Domestic     International     Total
                                                            --------     -------------     -----
                                                                         (In thousands)
          Three Months Ending March 31,
          -----------------------------
2001:     Net sales from external customers ..........      $ 9,628         $ 1,921       $11,549
          Segment profit (loss) ......................         (900)            424          (476)

2000:     Net sales from external customers ..........      $ 8,663         $ 1,945       $10,608
          Segment profit .............................            8             554           562

4. Debt

        We have a revolving line of credit agreement ("Credit Agreement") with a bank. The Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivable (up to a maximum of $6,000,000), is secured by a lien on substantially all of our assets (excluding computer software) and carries a commitment fee equal to 0.25% of the maximum line of credit. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan. At March 31, 2001, the maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,315,000 and $1,455,000, respectively. As of March 31, 2001, the Credit Agreement carries a commitment fee of 0.25% and we were in compliance with all covenants except that we exceeded the limitation on quarterly cash flow coverage, for which we obtained a waiver.

        On January 3, 2001, we completed a $2,363,000 financing lease agreement with a group of lessors to refinance certain modules of ATLAS, our new laboratory information management system. The lease agreement bears interest at 8.9% and is payable over 36 to 48 months. The proceeds from the lease were used to reduce amounts outstanding under our revolving line of credit and to fund additional capital expenditures. This lease has been accounted for as a financing lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these Sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results and those projected in the forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2000. We assume no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data (dollars in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------------------
                                             2001           2000           2001         2000
                                           --------       --------        -----        -----
NET SALES:                                                           (As a percentage of sales)
  Workplace employers                      $  3,480       $  3,133         30.1%        29.5%
  Criminal justice agencies                   4,445          4,409         38.5         41.6
  Drug rehabilitation programs                  290            317          2.5          3.0
  Domestic products and other                 1,413            804         12.2          7.6
  Medscreen                                   1,921          1,945         16.7         18.3
                                           --------       --------        -----        -----
      Total net sales                        11,549         10,608        100.0        100.0
COST OF SALES                                 8,707          7,210         75.4         68.0
                                           --------       --------        -----        -----
GROSS PROFIT                                  2,842          3,398         24.6         32.0
                                           --------       --------        -----        -----
OPERATING EXPENSES:
  Selling, general and administrative         3,318          2,836         28.7         26.7
  Amortization of goodwill                       46             46          0.4          0.4
                                           --------       --------        -----        -----
      Total operating expenses                3,364          2,882         29.1         27.1
                                           --------       --------        -----        -----
INCOME (LOSS) FROM OPERATIONS                  (522)           516         (4.5)         4.9
OTHER EXPENSE, net                               31             65          0.3          0.6
PROVISION FOR INCOME TAXES                      147            169          1.3          1.6
                                           --------       --------        -----        -----
NET INCOME (LOSS)                          $   (700)      $    282         (6.1)%        2.7%
                                           ========       ========        =====        =====

     Net sales for the three months ended March 31, 2001 increased $941,000 (8.9%) to $11,549,000 in 2001 from $10,608,000 in 2000. We recorded higher domestic workplace and criminal justice laboratory service sales which more than offset a slight decrease in domestic drug rehabilitation sales. Domestic specimen (including product related analyses) volume decreased 2.0% due to lower criminal justice and drug rehabilitation specimens. Average selling prices for domestic laboratory analyses (including product related analyses) increased 8.5% principally as a result of higher managed specimen collections. Medscreen, our London-based subsidiary, reported a decrease in sales of $24,000 (1.2%) and a 3.4% decrease in specimen volume. Medscreen's translated results continue to be unfavorably impacted by lower foreign currency exchange rates. Product sales of the PharmScreen(R) On-site Screening Device and PharmChek Drugs of Abuse Patch (excluding analysis) increased 56.2% and 32.1%, respectively, compared to the prior year. Non-laboratory service sales increased 44.6% compared to the prior year. Under our Premium Comprehensive Management(TM) (PCM(R)) umbrella of integrated drug testing services, such non-laboratory services include our web-based specimen collection management system.

     Cost of sales for the three months ended March 31, 2001 increased $1,497,000 (20.8%) to $8,707,000 in 2001 from $7,210,000 in 2000. The increase in cost of sales includes $572,000 (33.6%) of higher specimen collection costs due to a 20.2% increase in managed specimen collection volume and higher rates charged by our network of collector draw stations. This period's results also include $476,000 of nonrecurring costs related to the logistics of shutting down our main laboratory in California and transferring the operations to Texas, as part of our relocation of our Company to Haltom City, Texas. These nonrecurring costs include duplicate payroll, lab materials, training and travel and the costs are expected to continue through the end of this year's second quarter. Cost of sales as a percentage of net sales increased to 75.4% in 2001 from 68.0% in 2000. Gross profit as a percentage of net sales decreased to 24.6% in 2001 from 32.0% in 2000.

     Selling, General & Administrative (SG&A) expenses for the three months ended March 31, 2001 increased $482,000 (17.0%) to $3,318,000 in 2001 from
$2,836,000 in 2000. The increase partially reflects higher labor costs, depreciation and nonrecurring costs associated with the relocation of our Company to Texas. The higher labor costs include our continued investment in sales, marketing, customer service and information systems. The nonrecurring costs include $85,000 for travel, relocation, training and other expenditures. SG&A expenses as a percentage of net sales increased to 28.7% in 2001 from 26.7% in 2000.

     Provision for Income Taxes for the three months ended March 31, 2001 was $147,000 compared to $169,000 in 2000.

     Net loss for the three months ended March 31, 2001 was $700,000 or $0.12 per diluted common share compared to net income of $282,000 or $0.05 per diluted common share in 2000. Excluding the impact of the $561,000 in nonrecurring costs related to the Company's relocation, proforma net loss for the three months ended March 31, 2001 would have been $139,000 or $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations during the three month period ended March 31 used cash of $1,459,000 and $692,000 in 2001 and 2000, respectively. The decrease in cash flow from operations between 2001 and 2000 principally reflects a $982,000 decrease in income and significantly lower accounts payable and accrued compensation in the current year. As of March 31, 2001, we had $1,756,000 in cash and cash equivalents. During the three months ended March 31, 2001, we used approximately $867,000 in cash to purchase property and equipment, principally for ATLAS, our new laboratory information system under development, and new laboratory confirmation analyzers.

        We have a revolving line of credit agreement ("Credit Agreement") with a bank. The Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivable (up to a maximum of $6,000,000), is secured by a lien on substantially all of our assets (excluding computer software) and carries a commitment fee equal to 0.25% of the maximum line of credit. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan. At March 31, 2001, the maximum that could be borrowed and the amount outstanding under the Credit Agreement were $5,315,000 and $1,455,000, respectively. As of March 31, 2001, the Credit Agreement carries a commitment fee of 0.25% and we were in compliance with all covenants except that we exceeded the limitation on quarterly cash flow coverage, for which we obtained a waiver.

        On January 3, 2001, we completed a $2,363,000 financing lease agreement with a group of lessors to refinance certain modules of ATLAS, our new laboratory information management system. The lease agreement bears interest at 8.9% and is payable over 36 to 48 months. The proceeds from the lease were used to reduce amounts outstanding under our revolving line of credit and to fund additional capital expenditures. This lease has been accounted for as a financing lease.

        We anticipate the existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving credit agreement and installment note carry interest at the prime rate plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. Despite recent changes in the prime rate, a 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen's transactions are denominated approximately 84% in pound sterling and 16% in US currency. During the three month periods ending March 31, 2001 and 2000, Medscreen's net sales represented 16.6% and 18.3%, respectively, of our total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               Exhibit 10.40 - Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc.

        (b)    Reports on Form 8-K:

               None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PharmChem, Inc.
                                    (Registrant)


Date:  May 11, 2001                 By:    /S/ David A. Lattanzio              .
                                       -----------------------------------------
                                    David A. Lattanzio
                                    Chief Financial Officer and Vice President,
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------
10.40          Lease Agreement for computer software between
               Jules and Associates, Inc. and PharmChem, Inc.