Form 10-Q
period 2001-06-30
PHARMCHEM INC
filed 2001-08-14
CIK 876645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 0-19371

(Exact name of registrant as specified in its charter)

Delaware	77-0187280
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4600 Beach Street Haltom City, Texas	76137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 605-5300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [   ]

     As of July 31, 2001, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

PHARMCHEM, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.

     These financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and the rules and regulations as specified by the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to summarize fairly our consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,045	$1,714

Accounts receivable, net	6,898	8,004

Inventory	1,687	1,855

Deferred income taxes	390	386

Prepaid expenses and other current assets	1,387	834

TOTAL CURRENT ASSETS	11,407	12,793

PROPERTY AND EQUIPMENT, net	12,664	11,026

OTHER ASSETS	829	826

GOODWILL, net	2,528	2,620

TOTAL ASSETS	$27,428	$27,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Revolving line of credit	$3,933	$731

Current portion of long-term debt	3,227	1,368

Accounts payable	4,732	4,097

Accrued compensation	1,199	1,404

Accrued collectors and other liabilities	3,941	2,786

TOTAL CURRENT LIABILITIES	17,032	10,386

LONG-TERM DEBT, net of current portion	1,592	1,731

OTHER NONCURRENT LIABILITIES	142	153

TOTAL LIABILITIES	18,766	12,270

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, 25,000 shares authorized, 5,853 and 5,847 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	6	6

Additional paid-in capital	19,244	19,233

Accumulated other comprehensive loss	(229)	(142)

Accumulated deficit	(10,359)	(4,102)

TOTAL STOCKHOLDERS’ EQUITY	8,662	14,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,428	$27,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

NET SALES	$10,789	$11,580	$22,338	$22,188

COST OF SALES	10,166	8,060	18,873	15,270

GROSS PROFIT	623	3,520	3,465	6,918

OPERATING EXPENSES

Selling, general and administrative	4,918	2,860	8,236	5,696

Amortization of goodwill	46	46	92	92

Restructuring charge	1,029	—	1,029	—

Total operating expenses	5,993	2,906	9,357	5,788

INCOME (LOSS) FROM OPERATIONS	(5,370)	614	(5,892)	1,130

Interest expense	86	80	155	160

Other income, net	(2)	(52)	(40)	(67)

Total other expenses	84	28	115	93

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,454)	586	(6,007)	1,037

PROVISION FOR INCOME TAXES	103	212	250	381

NET INCOME (LOSS)	$(5,557)	$374	$(6,257)	$656

EARNINGS (LOSS) PER SHARE:

Basic	$(0.95)	$0.06	$(1.07)	$0.11

Diluted	$(0.95)	$0.06	$(1.07)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	5,851	5,823	5,849	5,816

Diluted	5,851	5,986	5,849	6,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

NET INCOME (LOSS)	$(5,557)	$374	$(6,257)	$656

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation	49	(140)	(87)	(173)

COMPREHENSIVE INCOME (LOSS)	$(5,508)	$234	$(6,344)	$483

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(6,257)	$656

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,132	1,088

Provision for doubtful accounts	54	(225)

Deferred income taxes	(4)	95

(Gain) loss on sale or disposal of assets	(1)	5

Restructuring charge	1,029	-

Changes in operating assets and liabilities	1,052	(711)

Inventory	168	151

Prepaids and other current assets	(553)	(320)

Other assets	(3)	30

Accounts payable and other accrued liabilities	611	(314)

Other noncurrent liabilities	(11)	(30)

Net cash provided by (used in) operating activities	(2,783)	425

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(2,732)	(1,698)

Net cash used in investing activities	(2,732)	(1,698)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings on revolving line of credit, net	3,202	1,856

Principal payments on long-term debt	(1,066)	(727)

Proceeds from financing and short term debt	2,786	—

Proceeds from exercise of stock options	11	43

Net cash provided by financing activities	4,933	1,172

FOREIGN CURRENCY TRANSLATION	(87)	(173)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(669)	(274)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,714	1,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,045	$1,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Earnings (Loss) per Share

     We compute and disclose our earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

     Options to purchase 1,070,000 shares of our common stock for the three and six month periods ended June 30, 2001, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 183,000 shares and 110,000 shares of our common stock for the three months and six months ended June 30, 2000, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $2.943 and $3.492 per share, respectively. Weighted average dilutive options of 163,000 and 274,000 were used in the computation of dilutive earnings per share for the three month and six month periods ended June 30, 2000, respectively.

2. Inventory

     Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following as of June 30, 2001 and December 31, 2000, respectively:

	2001	2000

	(In thousands)
Laboratory materials	$467	$733

Collection materials	1,086	841

Products	134	281

	$1,687	$1,855

3. Reportable Segments

     We have two reportable segments, Domestic and International, providing integrated drug testing services. Our Domestic segment serves the United States (US) and the International segment serves primarily the United Kingdom but also serves the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by our California and Texas operations and the International segment is serviced by Medscreen, our London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K. We evaluate segment profit (loss) based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments for the three and six month periods ended June 30 is as follows:

		Domestic	International	Total

		(In thousands)
	Three Months Ending June 30,

2001:	Net sales from external customers	$9,036	$1,753	$10,789

	Segment profit (loss)	(5,632)	308	(5,324)

2000:	Net sales from external customers	$9,772	$1,808	$11,580

	Segment profit	344	316	660

	Six Months Ending June 30,

2001:	Net sales from external customers	$18,664	$3,674	$22,338

	Segment profit (loss)	(6,532)	732	(5,800)

2000:	Net sales from external customers	$18,435	$3,753	$22,188

	Segment profit	353	869	1,222

4. Debt

     We have a revolving line of credit agreement (“Credit Agreement”) with a bank. The Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivable (up to a maximum of $6,000,000) and is secured by a lien on substantially all of our assets (excluding computer software and certain other assets). The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth.

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

     On April 17, 2001, our Credit Agreement was amended to provide an additional $600,000 of short term financing to be used to finance construction of our new Haltom City, Texas facility. The $600,000 note bears interest at the prime rate and matures October 31, 2001. As of June 30, 2001, $423,000 was outstanding under this short term financing.

     On May 25, 2001, our Credit Agreement was amended to change the revolving maturity date to May 31, 2002, reduce the interest rate to the bank’s prime rate and reduce the commitment fee to 0.1%.

     On July 18, 2001, our Credit Agreement was amended to provide an additional $600,000 of borrowing capacity under the revolving line of credit and this additional amount matures August 20, 2001. As of June 30, 2001, the maximum that could be borrowed and the amount outstanding under the amended Credit Agreement were $5,483,000 and $3,933,000, respectively.

     Due to the restructuring charge and nonrecurring expenses associated with the relocation of our Menlo Park, California headquarters and main laboratory to Haltom City, Texas, we were not in compliance with our current ratio, cash flow, liability, net worth and capital expenditures covenants. We are currently negotiating waivers of such non compliance with our bank. Accordingly, we have reclassified $875,000 of our term debt with the bank from long-term debt to current portion of long-term debt on our balance sheet as of June 30, 2001.

5. Restructuring Charge

     During the second quarter of 2001, our Board of Directors approved a plan to close our Menlo Park, California corporate headquarters and main laboratory and relocate these operations to Texas. These expenses were recorded in continuing operations for the three months ended June 30, 2001. Detail of the charges to expense, payment activity and ending accrual balance related to the restructuring is presented in the following table (in thousands):

			Accrual
	Total		As of
Restructuring Expense	Charge	Payments	June 30, 2001

Severance and related benefits	$330	$(140)	$190

Clean-up and remediation	371	(78)	293

Repairs	226	(210)	16

Legal and other	102	(15)	87

Total	$1,029	$(443)	$586

     The restructuring plan was designed to provide for costs associated with leaving our main facility in Menlo Park, California. The lease on our Menlo Park facility terminated on June 1, 2001 and the restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 80 employees were terminated as of June 30, 2001. In addition, we expect to incur legal and other fees related to our departure. The accrual balance of $586,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet.

     During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs are of a nonrecurring nature and will be reduced upon the Company's final relocation into our new Haltom City, Texas building. The Haltom City building construction is scheduled to be completed during the current year's third quarter. As a result of the restructuring charge and nonrecurring expenses associated with the relocation to Texas, we were not in compliance with our current ratio, cash flow, liability, net worth and capital expenditures covenants. We are currently negotiating waivers of such non compliance with our bank. Accordingly, we have reclassified $875,000 of our term debt with the bank from long-term debt to current portion of long-term debt on our balance sheet as of June 30, 2001. We anticipate the existing cash balances, amounts available under existing and anticipated credit agreements, including sale-leaseback transactions, dividends from Medscreen, a credit agreement with Medscreen's bank and investor related debt together with funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the “safe harbor” created by these Sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results and those projected in the forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2000. We assume no obligation to update the forward-looking statements or such factors.

Results of Operations

     The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2001	2000	2001	2000	2001	2000	2001	2000

			(As a % of net sales)				(As a % of net sales)
NET SALES:

Workplace employers	$3,405	$3,741	31.6%	32.3%	$6,885	$6,739	30.8%	30.4%

Criminal justice agencies	3,537	4,419	32.8	38.2	7,982	8,828	35.7	39.8

Drug rehabilitation programs	219	287	2.0	2.5	510	604	2.3	2.7

Domestic products & other	1,875	1,325	17.4	11.4	3,287	2,264	14.7	10.2

Medscreen	1,753	1,808	16.2	15.6	3,674	3,753	16.5	16.9

Total net sales	10,789	11,580	100.0	100.0	22,338	22,188	100.0	100.0

COST OF SALES	10,166	8,060	94.2	69.6	18,873	15,270	84.5	68.8

GROSS PROFIT	623	3,520	5.8	30.4	3,465	6,918	15.5	31.2

OPERATING EXPENSES:

Selling, general & administrative	4,918	2,860	45.6	24.7	8,236	5,696	36.9	25.7

Amortization of goodwill	46	46	0.4	0.4	92	92	0.4	0.4

Restructuring charge	1,029	—	9.6	0.0	1,029	—	4.6	0.0

Total operating expenses	5,993	2,906	55.6	25.1	9,357	5,788	41.9	26.1

INCOME (LOSS) FROM OPERATIONS	(5,370)	614	(49.8)	5.3	(5,892)	1,130	(26.4)	5.1

OTHER EXPENSES, net	84	28	0.8	0.3	115	93	0.5	0.4

PROVISION FOR INCOME TAXES	103	212	0.9	1.8	250	381	1.1	1.7

NET INCOME (LOSS)	$(5,557)	$374	(51.5)%	3.2%	$(6,257)	$656	(28.0)%	3.0%

     Net sales for the three months ended June 30, 2001 decreased $791,000 (6.8%) to $10,789,000 in 2001 from $11,580,000 in 2000. We recorded 15.2% lower domestic laboratory service sales which more than offset a 41.5% increase in domestic product and non-laboratory sales. Domestic specimen (including product related analyses) volume decreased 18.5% across all customer classes and average selling prices for domestic laboratory analyses (including product related analyses) increased 4.0%. The lower domestic laboratory sales reflect logistical and operational challenges encountered during the relocation of our Menlo Park, California corporate headquarters and main laboratory to Haltom City, Texas. Our Menlo Park lease terminated on June 1, 2001. Due to construction delays at our new Haltom City facility, we quickly expanded our Fort Worth, Texas laboratory to accommodate the significant specimen volume transferred from Menlo Park and, as a consequence, we fell behind in our specimen processing while the new workforce was being trained. Medscreen, our London-based subsidiary, reported a decrease in sales of $55,000 (3.0%) and a 3.0% decrease in specimen volume. Product sales of the PharmScreen® On-site Screening Device increased 68.6% while sales of the PharmChek® Drugs of Abuse Patch (excluding analysis) increased 2.7%, compared to the prior year. Non-laboratory service sales increased 19.0% compared to the prior year. Under our Premium Comprehensive Management™ (PCM®) umbrella of integrated drug testing services, such non-laboratory services include our web-based specimen collection management system.

     Net sales for the six months ended June 30, 2001 increased $150,000 (0.7%) to $22,338,000 in 2001 from $22,188,000 in 2000. We recorded 45.2% higher domestic product and non-laboratory sales which were substantially offset by a 4.9% decrease in domestic laboratory analysis. Domestic specimen (including product related analyses) volume decreased 10.3%, principally by criminal justice customers. Average selling prices for domestic laboratory analyses (including product related analyses) increased 6.0%. Medscreen’s sales decreased $79,000 (2.1%) due to a 4.1% decrease in specimen volume.

     Cost of sales for the three months ended June 30, 2001 increased $2,106,000 (26.1%) to $10,166,000 in 2001 from $8,060,000 in 2000. The increase in cost of sales includes $2,028,000 of nonrecurring costs directly related to the transfer of production from our Menlo Park main laboratory to our expanded Fort Worth laboratory. These nonrecurring costs include duplicate payroll, lab materials, training and transportation and certain of the costs are expected to continue until we move into our new Haltom City laboratory in this year’s third quarter. In addition, domestic specimen collection costs increased $256,000 (13.2%) due to a 16.6% increase in managed specimen collection volume. Cost of sales as a percentage of net sales increased to 94.2% in 2001 from 69.6% in 2000. Gross profit as a percentage of net sales decreased to 5.8% in 2001 from 30.4% in 2000.

     Cost of sales for the six months ended June 30, 2001 increased $3,603,000 (23.6%) to $18,873,000 in 2001 from $15,270,000 in 2000. The increase in cost of sales includes $2,504,000 of nonrecurring costs directly related to the transfer of production from our Menlo Park main laboratory to our expanded Fort Worth laboratory. Domestic specimen collection costs increased $749,000 (22.2%) due to a 18.3% increase in managed collection volume and higher rates charged by our network of collector draw stations. Cost of sales as a percentage of net sales increased to 84.5% in 2001 from 68.8% in 2000. Gross profit as a percentage of net sales decreased to 15.5% in 2001 from 31.2% in 2000.

     Selling, General & Administrative (SG&A) expenses for the three months ended June 30, 2001 increased $2,058,000 (72.0%) to $4,918,000 in 2001 from $2,860,000 in 2000. The increase principally reflects $1,417,000 of nonrecurring costs associated with the relocation of our Company from California to Texas. These nonrecurring costs include significant relocation, travel and subsistence expenses. In addition, we continued our investment in sales, marketing, customer service and information systems. SG&A expenses as a percentage of net sales increased to 45.6% in 2001 from 24.7% in 2000.

     SG&A expenses for the six months ended June 30, 2001 increased $2,540,000 (44.6%) to $8,236,000 in 2001 from $5,696,000 in 2000. The increase principally reflects $1,502,000 of nonrecurring costs associated with the relocation of our Company from California to Texas. These nonrecurring costs include significant relocation, travel and subsistence expenses and our continued investment in sales, marketing, customer service and information systems. SG&A expenses as a percentage of net sales increased to 36.9% in 2001 from 25.7% in 2000.

     Restructuring Charge of $1,029,000 was recorded in the current year’s second quarter in accordance with a plan approved by our Board of Directors to provide for costs associated with closing our former headquarters and main laboratory in Menlo Park, California. The charge consisted of $330,000 for severance and related benefits costs of a workforce reduction and $699,000 for repairs, clean-up and professional services.

     Provision for Income Taxes for the three month and six month periods ended June 30, 2001 was $103,000 and $250,000, respectively, compared to $212,000 and $381,000, respectively for the same periods in 2000. The current year's provision for income taxes reflects Medscreen's provision on its income.

     Net loss for the three months ended June 30, 2001 was $5,557,000 or $0.95 per common share compared to net income of $374,000 or $0.06 per diluted common share in 2000. Excluding the impact of the $3,445,000 in nonrecurring costs and $1,029,000 restructuring charge related to the Company’s relocation, proforma net loss for the three months ended June 30, 2001 would have been $1,083,000 or $0.19 per share. Net loss for the six months ended June 30, 2001 was $6,257,000 or $1.07 per common share compared to net income of $656,000 or $0.11 per diluted common share in 2000. Excluding the impact of the $4,006,000 in nonrecurring costs and $1,029,000 restructuring charge related to the Company’s relocation, proforma net loss for the six months ended June 30, 2001 would have been $1,222,000 or $0.21 per common share.

Liquidity and Capital Resources

     Our operations during the six month period ended June 30 used cash of $2,783,000 and provided cash of $425,000 in 2001 and 2000, respectively. The decrease in cash flow from operations between 2001 and 2000 principally reflects a $6,913,000 decrease in income which more than offset reductions in accounts receivable and higher accounts payable. As of June 30, 2001, we had $1,045,000 in cash and cash equivalents. During the six months ended June 30, 2001, we used approximately $2,732,000 in cash to purchase property and equipment, principally for ATLAS, our new laboratory information system under development, new laboratory confirmation analyzers and leasehold improvements for our new Haltom City, Texas facility.

     We have a revolving line of credit agreement (“Credit Agreement”) with a bank. The Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivable (up to a maximum of $6,000,000) and is secured by a lien on substantially all of our assets (excluding computer software and certain other assets). The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth.

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

     On April 17, 2001, our Credit Agreement was amended to provide an additional $600,000 of short term financing to be used to finance construction of our new Haltom City, Texas facility. The $600,000 note bears interest at the prime rate and matures October 31, 2001. As of June 30, 2001, $423,000 was outstanding under this short term financing.

     On May 25, 2001, our Credit Agreement was amended to change the revolving maturity date to May 31, 2002, reduce the interest rate to the bank’s prime rate and reduce the commitment fee to 0.1%.

     On July 18, 2001, our Credit Agreement was amended to provide an additional $600,000 of borrowing capacity under the revolving line of credit and this additional amount matures August 20, 2001. As of June 30, 2001, the maximum that could be borrowed and the amount outstanding under the amended Credit Agreement were $5,483,000 and $3,933,000, respectively.

     During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs are of a nonrecurring nature and will be reduced upon the Company’s final relocation into our new Haltom City, Texas building. The Haltom City building construction is scheduled to be completed during the current year’s third quarter. As a result of the restructuring charge and nonrecurring expenses associated with the relocation to Texas, we were not in compliance with our current ratio, cash flow, liability, net worth and capital expenditures covenants. We are currently negotiating waivers of such non compliance with our bank. Accordingly, we have reclassified $875,000 of our term debt with the bank from long-term debt to current portion of long-term debt on our balance sheet as of June 30, 2001. We anticipate the existing cash balances, amounts available under existing and anticipated credit agreements, including sale-leaseback transactions, dividends from Medscreen, a credit agreement with Medscreen’s bank and investor related debt together with funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

Impact of Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. This Statement will further require intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 142 is effective January 1, 2002. Upon adoption of Statement No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. On an ongoing basis, the amortization of goodwill noted in the Statements of Operations will be eliminated beginning January 1, 2001. At this time, the adoption of the impairment provisions of Statement No. 142 is not expected to have a material effect on our consolidated financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving credit agreement and installment note carry interest at the prime rate plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. Despite recent changes in the prime rate, a 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen’s transactions are denominated approximately 84% in pound sterling and 16% in US currency. During the six month periods ending June 30, 2001 and 2000, Medscreen’s net sales represented 16.4% and 16.9%, respectively, of our total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on May 15, 2001, the Company’s stockholders took the following actions:

(a)	The following directors were elected to serve until the next Annual Meeting: Joseph W. Halligan — 5,187,258 shares in favor and 1,200 shares withheld; Richard D. Irwin — 5,187,258 shares in favor and 1,200 shares withheld; and Donald R. Stroben — 5,187,258 shares in favor and 1,200 shares withheld.

(b)	Ratification of the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the 2001 fiscal year, by a vote of 5,187,258 shares in favor, 500 shares against, 658,852 shares broker non-vote and 600 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.41 —	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc dated April 17, 2001.

10.42 —	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc dated May 25, 2001.

10.43 —	Modification to Amended and Restated Loan and Security Agreement between

Comerica Bank-California and PharmChem, Inc dated July 18, 2001.

10.44 —	Lease Agreement for the Company’s offices in Haltom City, Texas dated February 16, 2001 and effective July 1, 2001.

(b)	Reports on Form 8-K:

On June 1, 2001, our Board of Directors elected Steven Schorr to the Company’s Board of Directors to hold office until the next annual meeting of stockholders. Mr. Schorr was also appointed to serve as a member and chair of the Company’s Audit Committee.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmChem, Inc. (Registrant)

Date: August 14, 2001	By:	/S/ DAVID A. LATTANZIO

David A. Lattanzio Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.41 —	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc dated April 17, 2001.

10.42 —	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc dated May 25, 2001.

10.43 —	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc dated July 18, 2001.

10.44 —	Lease Agreement for the Company’s offices in Haltom City, Texas dated February 16, 2001 and effective July 1, 2001.