Form 10-Q
period 2001-09-30
PHARMCHEM INC
filed 2001-11-14
CIK 876645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-19371

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0187280 (IRS Employer Identification Number)

4600 Beach Street Haltom City, Texas (Address of principal executive offices)	76137 (Zip Code)

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

     As of October 31, 2001, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

PHARMCHEM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

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

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,040	$1,714
Accounts receivable, net	7,578	8,004
Inventory	2,654	1,855
Deferred income taxes	390	386
Prepaid expenses and other current assets	791	834

TOTAL CURRENT ASSETS	12,453	12,793

PROPERTY AND EQUIPMENT, net	13,962	11,026
DEFERRED INCOME TAXES	690	690
OTHER ASSETS	73	136
GOODWILL, net	2,482	2,620

TOTAL ASSETS	$29,660	$27,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$4,576	$731
Current portion of long-term debt	2,879	1,368
Accounts payable	6,773	4,097
Accrued compensation	1,096	1,404
Accrued collectors and other liabilities	3,581	2,786

TOTAL CURRENT LIABILITIES	18,905	10,386
LONG-TERM DEBT, net of current portion	3,262	1,731
OTHER NONCURRENT LIABILITIES	101	153

TOTAL LIABILITIES	22,268	12,270

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 and 5,847 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	6	6
Additional paid-in capital	19,589	19,233
Accumulated other comprehensive loss	(172)	(142)
Accumulated deficit	(12,031)	(4,102)

TOTAL STOCKHOLDERS’ EQUITY	7,392	14,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,660	$27,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET SALES	$11,610	$11,956	$33,948	$34,144
COST OF SALES	9,907	8,463	28,780	23,711

GROSS PROFIT	1,703	3,493	5,168	10,433
OPERATING EXPENSES
Selling, general and administrative	3,136	2,797	11,372	8,515
Amortization of goodwill	47	47	139	139
Restructuring charge	—	—	1,029	—

Total operating expenses	3,183	2,844	12,540	8,654

INCOME (LOSS) FROM OPERATIONS	(1,480)	649	(7,372)	1,779
Interest expense	121	67	276	227
Other expense (income), net	(3)	7	(43)	(60)

Total other expenses	118	74	233	167

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,598)	575	(7,605)	1,612
PROVISION FOR INCOME TAXES	74	172	324	553

NET INCOME (LOSS)	$(1,672)	$403	$(7,929)	$1,059

EARNINGS (LOSS) PER SHARE:
Basic	$(0.29)	$0.07	$(1.36)	$0.18

Diluted	$(0.29)	$0.07	$(1.36)	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,853	5,824	5,850	5,818

Diluted	5,853	6,063	5,850	6,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET INCOME (LOSS)	$(1,672)	$403	$(7,929)	$1,059
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	57	(55)	(30)	(228)

COMPREHENSIVE INCOME (LOSS)	$(1,615)	$348	$(7,959)	$831

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,929)	$1,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and goodwill amortization	1,692	1,654
Provision for doubtful accounts	55	(172)
Deferred income taxes	(4)	—
Loss on sale or disposal of assets	—	5
Restructuring charge	1,029	—
Amortization of discount on subordinated debt	3	—
Changes in operating assets and liabilities
Accounts receivable	371	(1,384)
Inventory	(799)	198
Prepaids and other current assets	43	(152)
Other assets	63	253
Accounts payable and other accrued liabilities	2,188	(26)
Other noncurrent liabilities	(52)	(43)

Net cash provided by (used in) operating activities	(3,340)	1,392

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,544)	(2,659)

Net cash used in investing activities	(4,544)	(2,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving line of credit, net	3,845	1,476
Principal payments on long-term debt	(1,665)	(2,233)
Proceeds from financing and short term debt	3,549	1,674
Proceeds from issuance of subordinated debt	1,500	—
Proceeds from exercise of stock options	11	46

Net cash provided by financing activities	7,240	963

FOREIGN CURRENCY TRANSLATION	(30)	(228)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(674)	(532)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,714	1,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,040	$1,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Earnings (Loss) per Share

     We compute and disclose our earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

     Options to purchase 1,059,000 shares of our common stock for the three and nine month periods ended September 30, 2001, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 135,000 shares and 105,000 shares of our common stock for the three months and nine months ended September 30, 2000, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $3.31 and $3.43 per share, respectively. Weighted average dilutive options of 239,000 and 262,000 were used in the computation of dilutive earnings per share for the three month and nine month periods ended September 30, 2000, respectively.

2.	Inventory

     Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following as of September 30, 2001 and December 31, 2000, respectively:

	2001	2000

	(In thousands)
Laboratory materials	$548	$733
Collection materials	1,107	841
Products	999	281

	$2,654	$1,855

3.	Reportable Segments

     We have two reportable segments, Domestic and International, providing integrated drug testing services. Our Domestic segment serves the United States (US) and the International segment serves primarily the United Kingdom but also serves the European, Asian, Middle Eastern and South American markets. The Domestic segment is serviced by our Texas and California operations and the International segment is serviced by Medscreen, our London-based subsidiary. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K. We evaluate segment profit (loss) based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments for the three and nine month periods ended September 30 is as follows:

		Domestic	International	Total

		(In thousands)
	Three Months Ending September 30,
2001:	Net sales from external customers	$9,824	$1,786	$11,610
	Segment profit (loss)	(1,809)	376	(1,433)
2000:	Net sales from external customers	$10,149	$1,807	$11,956
	Segment profit	380	316	696
	Nine Months Ending September 30,
2001:	Net sales from external customers	$28,488	$5,460	$33,948
	Segment profit (loss)	(8,342)	1,109	(7,233)
2000:	Net sales from external customers	$28,584	$5,560	$34,144
	Segment profit	733	1,185	1,918

4.	Restructuring Charge

     During the second quarter of 2001, our Board of Directors approved a plan to close our Menlo Park, California corporate headquarters, main laboratory and distribution center and relocate these operations to Texas. These expenses were accrued and recorded in continuing operations for the three months ended June 30, 2001. Detail of the charges to expense, payment activity and ending accrual balance related to the restructuring is presented in the following table (in thousands):

			Accrual		Accrual
			As of		As of
	Total	2nd Qtr '01	June 30,	3rd Qtr '01	September 30,
Restructuring Expense	Charge	Payments	2001	Payments	2001

Severance and related benefits	$330	$(140)	$190	$(9)	$181

Clean-up and remediation	371	(78)	293	(84)	209

Repairs	226	(210)	16	(7)	9

Legal and other	102	(15)	87	(15)	72

Total	$1,029	$(443)	$586	$(115)	$471

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The lease on our main Menlo Park facility terminated on June 1, 2001 and the restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 82 employees were terminated as of September 30, 2001. In addition, we expect to incur legal and other fees related to our departure. The accrual balance of $471,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet.

5.	Debt

     Our revolving credit agreement, subordinated debt and capitalized lease obligations as of September 30, 2001 and December 31, 2000 consist of the following:

	2001	2000

	(In thousands)
Revolving credit agreement pursuant to a revolving loan agreement	$4,576	$731
Term installment note	1,217	1,559
Subordinated debt, net of discount	1,158	—
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment computer software and computer hardware, interest rates ranging from 8.9% to 9.9%	3,766	1,540

	10,717	3,830
Less: current portion and revolving line of credit	(7,455)	(2,099)

Long-term portion	$3,262	$1,731

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

     On April 17, 2001, our Credit Agreement was amended to provide an additional $600,000 of short term financing to be used to finance construction of our new Haltom City, Texas facility. The note carried interest at the prime rate and $423,000 was outstanding as of September 30, 2001. The note was repaid in full on October 31, 2001. On May 25, 2001, our Credit Agreement was amended to change the revolving maturity date to May 31, 2002, reduce the interest rate to the bank’s prime rate and reduce the commitment fee to 0.1% from 0.25% of the maximum line of credit.

     On July 18, 2001, our Credit Agreement was amended to provide an additional $600,000 of short-term borrowing capacity under the revolving line of credit. On September 12, 2001, the Credit Agreement was amended to, among other items, waive our noncompliance with covenants for the period ending June 30, 2001, modify our existing covenants and provide for the issuance of subordinated debt. As of September 30, 2001, the maximum that could be borrowed and the amount outstanding under the amended revolving Credit Agreement were $5,440,000 and $4,576,000, respectively.

     During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs are of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City, Texas corporate headquarters, main laboratory and distribution center. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, respectively. As a result of the restructuring charge and nonrecurring expenses associated with the relocation to Texas, we were not in compliance with our current ratio, net worth and capital expenditures covenants. Although we continue to negotiate with our bank to provide a waiver for the noncompliance with the covenants, the bank has not yet determined it will grant such a waiver. Accordingly, we have reclassified $761,000 of our term debt with the bank from long-term debt to current portion of long-term debt on our balance sheet as of September 30, 2001.

     On January 3, 2001, we completed a $2,363,000 financing lease agreement with a group of lessors to refinance certain modules of ATLAS, our new laboratory information management system. The lease agreement bears interest at 8.9% and is payable over 36 to 48 months. On August 8, 2001, we completed a $1,186,000 financing lease agreement with a lessor to refinance laboratory and other equipment and additional modules of ATLAS. The lease agreement bears interest at 8.7% and is payable over 36 to 48 months. The proceeds from both leases were used to reduce amounts outstanding under our revolving line of credit and to fund additional capital expenditures. These leases have been accounted for as capital leases.

     On September 14 and September 21, 2001, we closed transactions with three stockholders resulting in the issuance of subordinated debt in an aggregate amount of $1,500,000. We issued to the stockholders unsecured subordinated promissory notes (“Notes”) in the aggregate amount of $1,500,000 and, in addition, the stockholders received (without additional consideration) warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. Interest on the Notes accrue at a rate of 9% per annum and is payable annually during the term of the Notes. The Notes will mature on September 30, 2003. Our obligation under the Notes is subordinate in payment and priority to the indebtedness of the Company due and owing to our bank. The warrants are immediately exercisable by each stockholder for shares of the Company’s common stock at an exercise price of $3.00 per share and expire five years from the date of the closing. The warrants also provide each stockholder certain registration rights for the warrant shares. On the closing dates, the fair value of each warrant was $2.30 based on the Black-Scholes option pricing module and using assumptions of a 4.02% risk free rate of return, 5 year life and a 101% annual volatility of our stock price. The fair value of the warrants is classified as a discount to the Notes and is being amortized to expense over a two year period.

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

Results of Operations

     The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001	2000	2001	2000	2001	2000	2001	2000

			(As a % of net sales)				(As a % of net sales)
NET SALES:
Workplace employers	$3,019	$4,469	26.0%	37.4%	$9,904	$13,297	29.2%	38.9%
Criminal justice agencies	4,640	3,808	40.0	31.9	12,622	10,548	37.2	30.9
Drug rehabilitation programs	301	267	2.6	2.2	811	871	2.4	2.6
Domestic products & other	1,864	1,605	16.0	13.4	5,151	3,868	15.1	11.3
Medscreen	1,786	1,807	15.4	15.1	5,460	5,560	16.1	16.3

Total net sales	11,610	11,956	100.0	100.0	33,948	34,144	100.0	100.0
COST OF SALES	9,907	8,463	85.3	70.8	28,780	23,711	84.8	69.4

GROSS PROFIT	1,703	3,493	14.7	29.2	5,168	10,433	15.2	30.6

OPERATING EXPENSES:
Selling, general & administrative	3,136	2,797	27.0	23.4	11,372	8,515	33.5	24.9
Amortization of goodwill	47	47	0.4	0.4	139	139	0.4	0.4
Restructuring charge	—	—	—	—	1,029	—	3.0	-

Total operating expenses	3,183	2,844	27.4	23.8	12,540	8,654	36.9	25.3

INCOME (LOSS) FROM OPERATIONS	(1,480)	649	(12.7)	5.4	(7,372)	1,779	(21.7)	5.2

OTHER EXPENSES, net	118	74	1.0	0.6	233	167	0.7	0.5
PROVISION FOR INCOME TAXES	74	172	0.6	1.4	324	553	1.0	1.6

NET INCOME (LOSS)	$(1,672)	$403	(14.4)%	3.4%	$(7,929)	$1,059	(23.4)%	3.1%

     Net sales for the three months ended September 30, 2001 decreased $346,000 (2.9%) to $11,610,000 in 2001 from $11,956,000 in 2000. We recorded 6.8% lower domestic laboratory service sales which more than offset a 16.1% increase in domestic product and non-laboratory sales. Domestic specimen (including product related analyses) volume decreased 8.5% and average selling prices for domestic laboratory analyses (including product related analyses) increased 1.8%. The lower domestic laboratory sales reflect a generally sluggish US economy, a significant reduction of specimen receipts following the September 11 tragedy and logistical and operational challenges encountered during the relocation of our Menlo Park, California corporate headquarters and main laboratory to Haltom City, Texas. Our Menlo Park lease terminated on June 1, 2001. Due to construction delays at our new Haltom City facility, we quickly expanded our Fort Worth, Texas laboratory to accommodate the significant specimen volume transferred from Menlo Park and, as a consequence, we fell behind in our specimen processing while the new workforce was being trained. Medscreen, our London-based subsidiary, reported a decrease in laboratory analyses sales of $35,000 (2.0%) and a 1.0% decrease in specimen volume. Product sales of the PharmChek® Drugs of Abuse Patch (excluding analysis) increased 138.7% due to a 140.3% increase in volume while sales of the PharmScreen® On-site Screening Device were unchanged compared to the prior year. Non-laboratory service sales increased 16.6% compared to the prior year. Under our Premium Comprehensive Management™ (PCM®) umbrella of integrated drug testing services, such non-laboratory services include our web-based specimen collection management system used by governmental and workplace customers.

     Net sales for the nine months ended September 30, 2001 decreased $196,000 (0.6%) to $33,948,000 in 2001 from $34,144,000 in 2000. We recorded 33.2% higher domestic product and non-laboratory sales which were more than offset by a 5.6% decrease in domestic laboratory analyses sales. Domestic specimen (including product related analyses) volume decreased 9.7%, principally by criminal justice customers. Average selling prices for domestic laboratory analyses (including product related analyses) increased 4.6%. Medscreen’s sales decreased $100,000 (1.8%) due to a 3.1% decrease in specimen volume.

     Cost of sales for the three months ended September 30, 2001 increased $1,444,000 (17.1%) to $9,907,000 in 2001 from $8,463,000 in 2000. The increase in cost of sales includes $1,602,000 of nonrecurring costs directly related to the transfer of production from our Menlo Park main laboratory to our Texas laboratories. These nonrecurring costs include duplicate payroll, lab materials, training and transportation. Cost of sales as a percentage of net sales increased to 85.3% in 2001 from 70.8% in 2000. Gross profit as a percentage of net sales decreased to 14.7% in 2001 from 29.2% in 2000. Excluding the nonrecurring charges, the proforma cost of sales and gross profit as percentages of net sales would have been 71.5% and 28.5%, respectively.

     Cost of sales for the nine months ended September 30, 2001 increased $5,069,000 (21.4%) to $28,780,000 in 2001 from $23,711,000 in 2000. The increase in cost of sales includes $4,106,000 of nonrecurring costs directly related to the transfer of production from our Menlo Park main laboratory to our Texas laboratories. Domestic specimen collection costs increased $668,000 (12.2%) due to an 11.3% increase in managed collection volume and higher rates charged by our network of collector draw stations. Cost of sales as a percentage of net sales increased to 84.8% in 2001 from 69.4% in 2000. Gross profit as a percentage of net sales decreased to 15.2% in 2001 from 30.6% in 2000. Excluding the nonrecurring charges, the proforma cost of sales and gross profit as percentages of net sales would have been 72.7% and 27.3%, respectively.

     Selling, General & Administrative (SG&A) expenses for the three months ended September 30, 2001 increased $339,000 (12.1%) to $3,136,000 in 2001 from $2,797,000 in 2000. The increase principally reflects $259,000 of nonrecurring costs associated with the relocation of our Company from California to Texas. These nonrecurring costs include significant relocation, travel and subsistence expenses. In addition, we continued our investment in sales, marketing, customer service and information systems. SG&A expenses as a percentage of net sales increased to 27.0% in 2001 from 23.4% in 2000. Excluding the nonrecurring charges, the proforma SG&A expenses as percentage of net sales would have been 24.8%.

     SG&A expenses for the nine months ended September 30, 2001 increased $2,857,000 (33.6%) to $11,372,000 in 2001 from $8,515,000 in 2000. The increase principally reflects $1,761,000 of nonrecurring costs associated with the relocation of our Company from California to Texas. These nonrecurring costs include significant relocation, travel and subsistence expenses and our continued investment in sales, marketing, customer service and information systems. SG&A expenses as a percentage of net sales increased to 33.5% in 2001 from 24.9% in 2000. Excluding the nonrecurring charges, the proforma SG&A expenses as percentage of net sales would have been 28.3%.

     Restructuring Charge of $1,029,000 was recorded in the current year’s second quarter in accordance with a plan approved by our Board of Directors to provide for costs associated with closing our former headquarters, main laboratory and distribution center in Menlo Park, California. The charge consisted of $330,000 for severance and related benefits costs of a workforce reduction and $699,000 for repairs, clean-up and professional services.

     Provision for Income Taxes for the three month and nine month periods ended September 30, 2001 was $74,000 and $324,000, respectively, compared to $172,000 and $553,000, respectively for the same periods in 2000. The current year’s provision for income taxes reflects Medscreen’s provision on its income.

     Net loss for the three months ended September 30, 2001 was $1,672,000 or $0.29 per common share compared to net income of $403,000 or $0.07 per diluted common share in 2000. Excluding the impact of the $1,861,000 in nonrecurring costs related to the Company’s relocation, proforma net income for the three months ended September 30, 2001 would have been $189,000 or $0.03 per diluted share. Net loss for the nine months ended September 30, 2001 was $7,929,000 or $1.36 per common share compared to net income of $1,059,000 or $0.17 per diluted common share in 2000. Excluding the impact of the $5,867,000 in nonrecurring costs and $1,029,000 restructuring charge related to the Company’s relocation, proforma net loss for the nine months ended September 30, 2001 would have been $1,033,000 or $0.18 per common share.

Liquidity and Capital Resources

     Our operations during the nine month period ended September 30 used cash of $3,340,000 and provided cash of $1,392,000 in 2001 and 2000, respectively. The decrease in cash flow from operations between 2001 and 2000 principally reflects a $8,988,000 decrease in income which more than offset reductions in accounts receivable and higher accounts payable. As of September 30, 2001, we had $1,040,000 in cash and cash equivalents. During the nine months ended September 30, 2001, we used approximately $4,544,000 in cash to purchase property and equipment, principally for ATLAS, our new laboratory information system under development, new laboratory confirmation analyzers and leasehold improvements and other expenditures for our new Haltom City, Texas facility.

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

     On April 17, 2001, our Credit Agreement was amended to provide an additional $600,000 of short term financing to be used to finance construction of our new Haltom City, Texas facility. The note carried interest at the prime rate and $423,000 was outstanding as of September 30, 2001. The note was repaid in full on October 31, 2001. On May 25, 2001, our Credit Agreement was amended to change the revolving maturity date to May 31, 2002, reduce the interest rate to the bank’s prime rate and reduce the commitment fee to 0.1% from 0.25% of the maximum line of credit.

     On July 18, 2001, our Credit Agreement was amended to provide an additional $600,000 of short-term borrowing capacity under the revolving line of credit. On September 12, 2001, the Credit Agreement was amended to, among other items, waive our noncompliance with covenants for the period ending June 30, 2001, modify our existing covenants and provide for the issuance of subordinated debt. As of September 30, 2001, the maximum that could be borrowed and the amount outstanding under the amended revolving Credit Agreement were $5,440,000 and $4,576,000, respectively.

     On January 3, 2001, we completed a $2,363,000 financing lease agreement with a group of lessors to refinance certain modules of ATLAS, our new laboratory information management system. The lease agreement bears interest at 8.9% and is payable over 36 to 48 months. On August 8, 2001, we completed a $1,186,000 financing lease agreement with a lessor to refinance laboratory and other equipment and additional modules of ATLAS. The lease agreement bears interest at 8.7% and is payable over 36 to 48 months. The proceeds from both leases were used to reduce amounts outstanding under our revolving line of credit and to fund additional capital expenditures. These leases have been accounted for as capital leases.

     On September 14 and September 21, 2001, we closed transactions with three stockholders resulting in the issuance of subordinated debt in an aggregate amount of $1,500,000. We issued to the stockholders unsecured subordinated promissory notes (“Notes”) in the aggregate amount of $1,500,000 and, in addition, the stockholders received (without additional consideration) warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. Interest on the Notes accrue at a rate of 9% per annum and is payable annually during the term of the Notes. The Notes will mature on September 30, 2003. Our obligation under the Notes is subordinate in payment and priority to the indebtedness of the Company due and owing to our bank. The warrants are immediately exercisable by each stockholder for shares of the Company’s common stock at an exercise price of $3.00 per share and expire five years from the date of the closing. The warrants also provide each stockholder certain registration rights for the warrant shares. On the closing dates, the fair value of each warrant was $2.30 based on the Black-Scholes option pricing module and using assumptions of a 4.02% risk free rate of return, 5 year life and a 101% annual volatility of our stock price. The fair value of the warrants is classified as a discount to the Notes and is being amortized to expense over a two year period.

     During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs are of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City, Texas corporate headquarters and main laboratory. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, respectively. As a result of the restructuring charge and nonrecurring expenses associated with the relocation to Texas, we were not in compliance with our current ratio, net worth and capital expenditures covenants. Although we continue to negotiate with our bank to provide a waiver for the noncompliance with the covenants, the bank has not yet determined it will grant such a waiver. Accordingly, we have reclassified $761,000 of our term debt with the bank from long-term debt to current portion of long-term debt on our balance sheet as of September 30, 2001. We anticipate the existing cash balances, amounts available under existing and anticipated credit agreements, including a sale-leaseback transaction and a credit agreement with Medscreen’s bank, savings from a 15% workforce reduction announced in October 2001, and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

Impact of Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS 144 also supercedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. We are required to adopt the provisions of SFAS 144 no later than January 1, 2002. We believe the implementation of this standard will not have a material effect on our results of operations and financial position.

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt the provisions of SFAS 143 no later than January 1, 2003. We currently analyzing the effect, if any, the adoption of this standard will have on our financial statements.

     In July 2001, the FASB issued Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. This Statement will further require intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 142 is effective January 1, 2002. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. On an ongoing basis, the amortization of goodwill noted in the Statements of Operations will be eliminated beginning January 1, 2001. At this time, the adoption of the impairment provisions of SFAS 142 is not expected to have a material effect on our consolidated financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Our revolving credit agreement and installment note carry interest at the prime rate. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. Despite recent changes in the prime rate, a 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen’s transactions are denominated approximately 84% in pound sterling and 16% in US currency. During the nine month periods ending September 30, 2001 and 2000, Medscreen’s net sales represented 15.4% and 16.1%, respectively, of our total net sales and, as a result, the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

PART II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.45 -	Lease Agreement between PharmChem, Inc. and First American Commercial Bancorp, Inc. for the lease of software and equipment dated July 25, 2001.

(b)	Reports on Form 8-K:

We filed a Form 8-K dated September 4, 2001, to announce our Board of Directors amended our Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C.. The amendment was adopted in contemplation of the possibility of the Company entering into agreements for the issuance of subordinated debt. The amendment permits persons previously excluded from Acquiring Person status, as defined, until they acquired 27 percent of the Company’s outstanding common stock to retain their exclusion up to a 30 percent ownership level.

We filed a Form 8-K dated September 12, 2001, to announce (i) closing of transactions with three stockholders resulting in the issuance of subordinated debt in an aggregate amount of $1,500,000 and the issuance of warrants to purchase an aggregate of 150,000 shares of the Company’s common stock and (ii) an amendment to our Loan and Security Agreement and Limited Waiver with our bank.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmChem, Inc. (Registrant)

Date: November 12, 2001	By:	/S/ DAVID A. LATTANZIO
David A. Lattanzio Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.45 -	Lease Agreement between PharmChem, Inc. and First American Commercial Bancorp, Inc. for the lease of software and equipment dated July 25, 2001.