Form 10-K/A
period 2000-12-31
PHARMCHEM INC
filed 2002-01-30
CIK 876645

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ______ TO ______
                         COMMISSION FILE NUMBER 0-19371

                                PHARMCHEM, Inc.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      77-0187280
     (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                    Identification Number)

            4600 BEACH ST
           HALTOM CITY, TX                                     76137
   (Address of principal executive                           (Zip Code)
               offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 605-5300

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

                                Explanatory Note

"This filing amends certain previously-filed information contained in Item 14 to add the Report of Gallagher & Co., Independent Auditors for Medscreen, Limited, and the Exhibit Index to include Exhibit 23.02 - Consent of Gallagher & Co., Chartered Accountants. No other items have been amended."

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
of Medscreen, Limited:

We have audited the accompanying balance sheet of Medscreen, Limited (the Company) as of December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medscreen, Limited as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                            GALLAGHER & CO.

London, England
February 12, 2001

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS.


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                       IN THIS
                                                                                                        REPORT
                                                                                                       -------
Independent Auditors' Report .......................................................................      22
Report of Gallagher & Co., Independent Auditors ....................................................      23
Consolidated Balance Sheets at December 31, 2000 and 1999 ..........................................      23
Consolidated Income Statements for the years ended December 31, 2000, 1999 and  1998 ...............      24
Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2000, 1999 and 1998 .................................................................      25
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
  1999 and 1998 ....................................................................................      26
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 .........      27
Notes to Consolidated Financial Statements .........................................................      28

  (a)  (2) FINANCIAL STATEMENT SCHEDULE
Schedule II Valuation and Qualifying Accounts ......................................................      47


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

10.37(4,9)     Supply Agreement with SolarCare Technologies Corporation dated
               August 1, 1993.

10.38(6,9)     First Amendment to Supply Agreement dated December 1, 1995.

10.39(8)       Master Lease Purchase Agreement dated December 18, 1995 with
               Fidelity Leasing Corporation and Lease Purchase Addenda in connection therewith.

10.40(8)       Master Equipment Lease dated March 17, 1996 with Olympus
               Commercial Credit.

21.01*         List of Subsidiaries.

23.01*         Consent of KPMG LLP, Independent Certified Public Accountants.

23.02          Consent of Gallagher & Co., Chartered Accountants.


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

* Previously filed.

        (b) REPORTS ON FORM 8-K

             Report on Form 8-K dated December 19, 2000.

        (c) EXHIBITS

             See (a) (3) above.

        (d) FINANCIAL STATEMENT SCHEDULE

             See (a) (2) above.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HALTOM, STATE OF TEXAS, ON THIS 29TH DAY OF JANUARY, 2002.

                                        PHARMCHEM, INC.


                                        BY:     /S/ Joseph W. Halligan
                                           ------------------------------------
                                                    JOSEPH W. HALLIGAN
                                           President and Chief Executive Officer

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

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

            SIGNATURE                            TITLE                          DATE
            ---------                            -----                          ----
/s/ Joseph W. Halligan       President, Chief Executive Officer      January 29, 2002
---------------------------  and Director (Principal Executive
  Joseph W. Halligan         Officer)



/s/ David A. Lattanzio       Chief Financial Officer, Vice           January 29, 2002
---------------------------  President, Finance and
  David A. Lattanzio         Administration (Principal
                             Accounting and Financial
                             Officer) and Secretary



 /s/ Richard D. Irwin        Chairman of the Board and Director      January 29, 2002
---------------------------
   Richard D. Irwin


 /s/ Donald R. Stroben       Director                                January 29, 2002
---------------------------
   Donald R. Stroben



 /s/ Stephen I. Schorr       Director                                January 29, 2002
---------------------------
    Stephen I. Schorr

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

10.37(4,9)     Supply Agreement with SolarCare Technologies Corporation dated
               August 1, 1993.

10.38(6,9)     First Amendment to Supply Agreement dated December 1, 1995.

10.39(8)       Master Lease Purchase Agreement dated December 18, 1995 with
               Fidelity Leasing Corporation and Lease Purchase Addenda in connection therewith.

10.40(8)       Master Equipment Lease dated March 17, 1996 with Olympus
               Commercial Credit.

21.01*         List of Subsidiaries.

23.01*         Consent of KPMG LLP, Independent Certified Public Accountants.

23.02          Consent of Gallagher & Co., Chartered Accountants.


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


   *    Previously filed.