Form 10-K
period 2001-12-31
PHARMCHEM INC
filed 2002-04-12
CIK 876645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number 0-19371

(Exact name of registrant as specified in its charter)

Delaware	77-0187280
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4600 N. Beach Street Haltom City, Texas	76137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 605-5300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock	Nasdaq National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of $0.68 as reported on the Nasdaq/NMS on March 29, 2002) was approximately $1,421,000. Shares of voting stock held by each executive officer and director and by each holder of 5% or more of the outstanding voting stock have been treated as shares held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of March 29, 2002 was 5,852,593.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the PharmChem, Inc. Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission on or before April 22, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report.

PHARMCHEM, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

     PharmChem, Inc. is a leading independent laboratory that provides integrated drug testing services. Our customers include private and public employers, criminal justice agencies and drug treatment programs primarily in the United States (serviced by our domestic operations) and Europe (serviced by Medscreen, Limited) who seek to detect and deter the use of illegal drugs and alcohol. We are certified by a number of states agencies, as well as by the following organizations to conduct drug testing using forensic procedures:

•	Substance Abuse and Mental Health Service Administration (SAMHSA) of the US Department of Health and Human Services

•	College of American Pathologists (CAP)

     Our domestic laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) or has “deemed status” under CLIA as a result of state certification. Our forensic procedures provide accurate and reliable test results and a chain of custody for each specimen from its collection to the reporting of its test result.

     We test for a number of drugs of abuse, including cocaine, methamphetamine, heroin, phencyclidine (PCP), marijuana (THC) and alcohol.

     We test primarily by urinalysis but also with the PharmChek® Drugs of Abuse Patch (for testing with sweat) and the PharmScreen® on-site screening devices. Under our Premium Comprehensive Management program, we offer a comprehensive set of services customized to assist customers in implementing cost-effective drug testing programs.

CORPORATE BACKGROUND

     In March 2000, PharmChem, Inc. was formed as a Delaware corporation and in May 2000, PharmChem Laboratories, Inc., a California corporation was merged into PharmChem, Inc. PharmChem Laboratories, Inc. was incorporated in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation founded in 1971. In 1991, we completed our initial public offering. In 1992, we expanded our operations through the acquisition of London-based Medscreen, Limited (Medscreen), a certified laboratory providing international drug testing services. In 1992 we also acquired a certified laboratory in Fort Worth, Texas. When we refer to “we”, “our” or “PharmChem” in this Form 10-K, we mean the current Delaware corporation (PharmChem, Inc.) and Medscreen.

     Our principal executive offices are located at 4600 N. Beach Street, Haltom City, Texas, 76137. Our main telephone number is (817) 605-5300, our fax number is (817) 215-8863 and our home web site is www.pharmchem.com.

RECENT EVENTS

     During 2001, we relocated our corporate headquarters, distribution center and laboratory operations from the Silicon Valley area of Northern California to a new facility in Haltom City, Texas. We vacated our primary Menlo Park, California facility in May 2001 and temporarily moved to our existing facility in Fort Worth, Texas until construction was completed at the new Haltom City facility. During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs were of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City facility. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, respectively. To mitigate further operating losses, we implemented a cost containment program in the fourth quarter of 2001. This cost containment program included two rounds of layoffs whereby our employee population has decreased approximately 30% from mid-2001 levels, significant reductions in discretionary spending, including travel, renegotiations with certain suppliers to secure more favorable pricing of materials and services and closure of our California laboratory that offered customers methadone testing using thin layer chromatography.

     We were not in compliance with certain covenants under our credit facility with our primary bank for the last three quarterly periods of 2001 due principally to the restructuring charge and nonrecurring expenses associated with the relocation to Texas, the slowdown of the US economy throughout 2001 and the September 11, 2001 event that adversely affected the volume of pre-employment drug testing. In July, our bank waived the covenant violations for the quarter ended June 30, 2001. As further discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, in March 2002 we completed the sale of entire share capital of Medscreen for approximately $10,000,000 in cash. In connection with the sale of Medscreen, we entered into an Amendment and Forbearance Agreement with our bank and the bank waived covenant violations for the quarterly periods ended September 30, 2001 and December 31, 2001. A portion of the sale proceeds were used to repay $4,310,000 of debt and the remainder is expected to be sufficient to fund the general corporate needs of the US operations for at least the next year.

INDUSTRY BACKGROUND

     National clinical laboratory chains, independent national drug testing laboratories, like ourselves, and numerous regional and local laboratories have historically served the drug testing market. Thousands of general clinical laboratories nationwide can conduct forensic and non-forensic drug testing, and are increasingly bidding on local contracts. Over the past several years, through consolidations and restructurings, there has been a decline in the number of independent laboratories whose sole business is conducting forensic drug testing. Many corporate and governmental organizations require drug testing laboratories to be certified to conduct forensic drug tests and to offer integrated cost-effective testing services. Many large organizations, particularly those in the public sector, use a competitive bidding procedure to select their drug testing laboratories. These organizations often limit the bidding to certified drug testing laboratories that can demonstrate the ability to meet their specified service and volume levels.

FORENSIC DRUG TESTING

     The essential elements of forensic drug testing are (1) a secure chain of custody for each specimen from its collection to the reporting of its test result and (2) accurate and reliable testing in which a second independent test is performed to confirm each positive test result. We carefully control each step of the testing process with detailed written procedures and by using the specific forensic testing methods required for legal defensibility of results. We perform the majority of our testing at our laboratory in Haltom City, Texas, which operates six days per week, 24 hours a day. In recent years, we introduced two product lines, the PharmScreen® On-Site Screening Device and the PharmChek® Drugs Of Abuse Patch, to provide alternatives to traditional urinalysis laboratory testing. We also provided complete testing services at Medscreen in London, England.

Urinalysis

     The steps in PharmChem’s forensic drug testing process by urinalysis, our primary drug testing method, are as follows:

     Specimen Collection and Transportation

•	Forensic drug testing begins with specimen collection conducted under carefully controlled conditions. Once a donor has provided a specimen, we assign a unique specimen identification number.

•	We then record information pertinent to the specimen on a chain of custody form numbered to match the specimen bottle.

•	Specimens, together with chain of custody forms, are delivered to PharmChem by courier or mail.

     Receiving and Accessioning

•	We receive specimens in our restricted accessioning rooms, where we inspect them for tampering and check for proper chain of custody documentation.

•	We identify and track the specimens using unique bar-coded laboratory accessioning numbers.

     Screening Analyses

•	We screen each specimen submitted for the presence of the drugs specified by the customer.

•	We perform approximately 1,250,000 screening tests on more than 180,000 specimens per month to determine the presence of drugs.

•	The screening methods we use include enzyme immunoassay and enzyme assay.

     Results/Confirmation Testing

•	We report negative screening results to the customer.

•	If the specimen tests positive, we confirm the results by testing a separate aliquot using a different and independent technology from that used for the initial screening.

•	Confirmation technologies we use include gas chromatography/mass spectrometry (GC/MS) and gas chromatography. GC/MS confirmation is required for federally-regulated drug testing and most other workplace drug testing. Its use has been cited with approval in numerous legal proceedings.

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

     Reporting of Test Results

We transmit most of our test results electronically. We use various secure communication networks and automated voice reporting systems. Our information systems make each test result available to the customer’s computer or secure facsimile machine, via the internet, by email, by telephonic inquiry or by mail delivery. We routinely report results for specimens that screen negative within 24 hours of receipt in the laboratory and within 48 hours for specimens that require confirmation.

PharmScreen® On-Site Screening Device

     In recent years there has been a growing trend toward the use of on-site screening for drugs of abuse by a number of agencies, including some of our customers. On-site screening relies upon portable diagnostic devices that the customer may use at the point of specimen collection to readily identify drugs of abuse in urine specimens. This technology is advantageous because it provides virtually immediate test results. There are several states whose legislation still requires the use of traditional laboratory testing and does not recognize the on-site screening devices as an alternative means of screening for drugs of abuse.

     We offer a line of on-site screening devices to supplement our laboratory-based testing services. PharmScreen® is a portable, hand-held device used for on-site screening of drugs of abuse and is available in single, dual, four, five and ten test configurations. PharmScreen® is currently being used by certain government agencies, including the Administrative Office of the United States Courts (Federal Probation), and by certain private employers, including Sears Roebuck & Co. PharmScreen® provides only a preliminary analytical result, and a more specific alternative chemical method, such as GC/MS, is necessary to obtain a confirmed analytical result. Although our sales of PharmScreen® have steadily increased, there can be no assurance that it will remain commercially accepted by existing or new customers, generate significant revenues in the future or be accepted by various jurisdictions as an alternative method of screening for drugs of abuse.

PharmChek® Drugs Of Abuse Patch

     PharmChek® is a system that uses sweat to detect the presence of illegal drugs and has been under development by us since 1992. It consists of a transparent polyurethane outer covering, a small absorbent pad and a release liner. A unique number is printed on the underside of the polyurethane layer for identification and anti-counterfeiting purposes. Unlike urinalysis, flushing or employing a diuretic to rid the body of drugs of abuse does not affect PharmChek® test results, since the drugs in the sweat simply collect on the absorption pad until the pad is removed for analysis.

     PharmChek® may offer other advantages over other drug detection systems currently available. First, it does not require the handling of urine or blood, which may be objectionable to some people. Second, the use of sweat as a testing medium may lengthen the drug use detection period and decrease testing costs by reducing the need for specialized specimen collection facilities and staff. PharmChek® has been used for detecting illegal drug use in highly sensitive cases, including child custody matters. Court cases in California, Missouri and Nevada have recognized the validity of PharmChek® for detecting the use of illegal drugs.

     The Food and Drug Administration (FDA) has cleared PharmChek® for detecting the use of cocaine, opiates (including heroin), amphetamines (including methamphetamine), phencyclidine (PCP) and marijuana (THC). Our sales of PharmChek® have not been significant and there can be no assurance that it will remain commercially accepted by existing or new customers, generate significant revenues in the future or be accepted by various jurisdictions as an alternative method of detecting drugs of abuse.

SUPPLIERS

     We are dependent upon single suppliers for the PharmChek® and PharmScreen® products and we are in the process of seeking alternative suppliers. Recently, there has been a consolidation of suppliers to the drugs of abuse testing laboratories. We are not dependent upon any other single supplier for our raw materials.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     We provide a variety of drug testing services which are customized to each customer’s specific needs. We employ a customer service and technical support staff specializing in one or more of the following areas of service:

Specimen Collection

     We manage specimen collection services for a number of our customers. We maintain a list of more than 5,000 clinics and other organizations throughout the United States (US) and Puerto Rico that offer specimen collection services that comply with forensic drug-testing procedures. Our customer service staff identifies collectors conveniently located to customer sites, prepares customized specimen collection procedures, conducts training of collection personnel and monitors their performance. In 2001, PharmChem managed approximately 530,000 collections in the US, while Medscreen managed approximately 48,000 collections throughout the United Kingdom (UK) and at over 300 shipping ports throughout the world.

Transportation

     Most specimens are transported to PharmChem by overnight or same-day courier, or by mail. We offer special specimen transportation services for selected areas that provide for pickup of specimens before the close of each business day.

Technical Consultation

     The technical specialists on our staff are experienced in drug metabolism and other technical aspects of drug testing. These specialists respond to requests from customers to interpret test results. In addition, we are often called upon to assemble the complete chain of custody and testing data package for specimen results that have been challenged and to provide expert witness testimony in legal proceedings. The technical consultation group also provides comprehensive in-service training for customers on topics such as substance abuse trends, toxicology and drug pharmacology, breath alcohol testing and technical information on PharmChem’s testing procedures.

Program Analysis

     We collect and analyze data on test results in order to provide comprehensive monthly statistical reports to meet customers’ regulatory requirements and to assist with drug program management.

SALES AND MARKETING

     We sell our integrated drug testing services to corporate and governmental customers. Our sales force uses a consultative selling approach — Premium Comprehensive Management (PCM®). PCM® emphasizes the full scope of integrated services we offer and customizes these services to meet customers’ particular needs. PCM® provides customized services including:

•	a worldwide database of collection sites and on-call collections for rapid response

•	alternatives to laboratory urine testing including on-site screening devices such as PharmScreen®, sweat testing with PharmChek® and hair testing

•	PharmTrackTM, our secure internet-based tracking and reporting system

•	FASTTM (Federal Agency Specimen Tracking), our secure internet-based collection scheduling and management system

•	statistical management reporting, centralized billing and other services

CUSTOMERS

     PharmChem provides integrated drug testing services to three primary customer groups in the United States and provided these services internationally through Medscreen:

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

     Sales of laboratory services and products to public and private workplace employers accounted for 34%, 40% and 38% of our total net sales in 2001, 2000 and 1999, respectively. Sales to Sears, Roebuck & Co. accounted for approximately 10%, 11% and 10% of our total net sales in 2001, 2000 and 1999, respectively.

Criminal Justice Agencies

     Criminal justice agencies use drug testing results in criminal proceedings and to assist with making parole, drug treatment and probation decisions. These agencies also use drug testing to monitor drug treatment of individuals under supervision and to track drug use trends within the United States.

     Sales of laboratory services and products to criminal justice agencies accounted for 47%, 41% and 43% of our total net sales in 2001, 2000 and 1999, respectively. Sales to Federal Probation accounted for approximately 20%, 18% and 19% of our total net sales in 2001, 2000 and 1999, respectively.

Drug Treatment Programs

     Drug treatment programs use drug testing to monitor the treatment and rehabilitation of drug users in their care. Sales of laboratory services and products to drug treatment programs accounted for approximately 2% of our total net sales in 2001, 2000 and 1999. In November 2001, we ceased offering our customers methadone testing using thin layer chromatography.

Medscreen’s Customer Base

     PharmChem’s London-based subsidiary accounted for 17%, 16% and 16% of our total net sales in 2001, 2000 and 1999, respectively. Medscreen’s primary customers operate in the maritime, criminal justice, oil, chemical, utilities and transportation industries. Medscreen has customers in 35 countries. Approximately 62% of Medscreen’s 2001 sales were from UK-based customers with the balance from customers in other countries in Europe, Asia and South America.

CONTRACTING

     Customers engage us to provide services through the following:

•	the formal competitive bid process

•	standard service contracts

•	without a formal contract, but by accepting test specimens for an agreed upon price renegotiated every twelve months

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

     The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. Our contracts generally allow termination at the customer’s discretion on short notice with little or no penalty. Many contracts provide for termination for convenience. Although in the past our customers generally have not exercised these early termination rights, there can be no assurance that this will continue in the future.

     Backlog is not a significant statistic for PharmChem due to the short turnaround time for processing specimens.

COMPETITION

     The market for drug testing services became increasingly competitive in the early 1990’s, and continues to be very competitive. Drug testing laboratories compete primarily on the basis of customer service, technical capability and price. We believe that PharmChem competes favorably in each of these categories. In recent years, we have expanded our scope of services and invested heavily in information technology to provide flexible, responsive and customized drug testing programs while maintaining a competitive average total selling price per specimen. Our competitors include:

•	national clinical laboratory companies, such as Laboratory Corporation of America Holdings and Quest Diagnostics, Inc.

•	independent national drug testing laboratories, such as Psychemedics Corporation and Medtox Scientific, Inc.

•	regional and local laboratories

•	third party administrators

•	medical review officers

•	manufacturers and distributors of on-site screening devices and equipment

     The national clinical laboratories have significantly greater financial, marketing, laboratory and related resources than PharmChem. In addition, some of our customers and our potential customers operate their own drug testing facilities or may develop such facilities in the future.

CERTIFICATION AND GOVERNMENT REGULATION

     Laboratories which compete in the U.S. forensic drug testing market generally must be certified by SAMHSA. In addition, some state and local jurisdictions require their own certification for testing of specimens of their residents. Such state and local certifications are essential to our business in each such respective jurisdiction. Our domestic laboratory is certified under the CLIA or has “deemed status” under CLIA as a result of state certification.

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

     We have never been decertified as the result of an inspection. Certification is essential to our business because some of our customers are required to use a certified laboratory, and many of our customers look to certification as an indication of reliability and accuracy of results. In connection with the consolidation of our laboratory operations into our new Haltom City, Texas laboratory, in November 2001 we voluntarily withdrew our Fort Worth, Texas laboratory’s license to conduct laboratory testing of federally regulated specimens. Federally regulated specimens represented approximately 3% of our specimen volume in 2001. We are currently in the process of applying for certification of our new laboratory and we believe that a license will be granted in the second quarter of 2002. Until the new laboratory is certified, we have temporarily outsourced our customers’ federally regulated specimens to another certified laboratory. In the event the certification process is delayed, our plan will be to continue to outsource such specimens until the certification is achieved.

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

     In 2001, a revision of the Federal Register, CFR Part 40, was implemented. This revision imposed more stringent requirements for the training and retraining of specimen collector service providers. This may negatively impact the pool of available service providers and may result in higher costs for the services they perform.

ENVIRONMENTAL MATTERS

     A small portion of our business involves testing procedures requiring the use of small amounts of chloroform, which is considered to be a hazardous material. Failure to comply with current or future federal, state or local environmental laws or regulations regarding this hazardous material could have an adverse effect on us. We believe that we have adequately notified employees of potential risks associated with working at PharmChem and have provided a workplace safe from hazard, as required by the Occupational Safety and Health Administration and certain state laws. We believe we are in compliance with all applicable environmental laws and regulations.

EMPLOYEES

     As of December 31, 2001, we had approximately 200 full-time employees. In 2001, we had a significant turnover in personnel at the non-executive levels as we relocated our main laboratory, distribution center and headquarters from California to Texas. To minimize the impact on our operations, we maintained a duplicate workforce during the transition to Texas. In addition, we implemented layoffs of personnel during the second half of 2001 in response to lower specimen volume encountered after September 11, 2001. Our employees are not represented by labor organizations, and we consider relations with our employees to be good.

SEASONAL OPERATING FACTORS

     PharmChem’s operations are affected by both seasonal trends to which drug testing laboratories are generally subject and general economic conditions. Our laboratory testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing.

RESEARCH AND DEVELOPMENT

     Our most experienced scientists and technicians perform research and development activities. Our research and development efforts continually focus upon improving laboratory procedures and processes. We believe we have engineered a number of efficiencies to improve the accuracy and reliability of our drug tests.

DOMESTIC AND FOREIGN OPERATIONS

     Refer to Note 11, “Reportable Segments”, in the accompanying Notes to Consolidated Financial Statements for reportable segment information and financial information about geographic areas.

ITEM 2. PROPERTIES

Location	Use	Square Footage	Remaining Lease Term

4600 N. Beach Street Haltom City, TX 76137	World Headquarters and Laboratory	44,728	10 years with two 5 year options

1275 Hamilton Court Menlo Park, CA 94025	Warehouse and administrative offices	11,925	4 years

7606 Pebble Drive Fort Worth, TX 76118	Laboratory	15,000	4 years

1A Harbour Quay 100 Preston’s Road London, E14 9PH England	Medscreen Headquarters and Laboratory	13,350	1 year with a 10 year option(1)

(1)	As discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, we completed the sale of Medscreen in March 2002 and the Company no longer has responsibility for this lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of PharmChem’s stockholders in the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF PHARMCHEM

     The executive officers of the Company are as follows:

Name	Age	Position with PharmChem

Joseph W. Halligan	57	President, Chief Executive Officer and Director
David A. Lattanzio	59	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Neil A. Fortner	47	Vice President, Laboratory Operations
Joseph L. Kurta	50	Vice President, Sales and Marketing
Bryan C. Merryman	45	Vice President, Customer Service
Baburaj K. Parakkal	35	Vice President, Information Systems

     Mr. Halligan has been PharmChem’s President, Chief Executive Officer and Director since November 1995. From 1988 to 1995, he was President and CEO of E.S.I. Consulting Group, a private consulting practice, specializing in advising and operating high growth, consumer and service-oriented companies. Before forming his consulting practice, Mr. Halligan served from 1983 to 1987 as President and CEO of a privately-held company, Laura Scudder’s, Inc. From 1969 to 1983, he served as Senior Vice President of Fotomat Corporation and President of its subsidiary, Video Services of America. He holds a B.S. in Management and Business Administration from Columbia Pacific University.

     Mr. Lattanzio has been PharmChem’s Vice President, Finance and Administration, and Chief Financial Officer since April 1996 and Secretary since January 1997. He is responsible for all financial and administrative aspects of our operations, including accounting, corporate finance, treasury, purchasing, human resources and risk management. From 1995 to March 1996, Mr. Lattanzio performed private consulting for several companies, including PharmChem. He served as Vice President, Finance and Chief Financial Officer of Mission Foods from 1991 to 1995. Mr. Lattanzio holds a B.B.A. in Accounting from the University of Notre Dame and is a Certified Public Accountant.

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

     Mr. Kurta has served as Vice President, Sales and Marketing since joining PharmChem in March 1998. He is responsible for sales, marketing and the commercial development of our laboratory services and the PharmScreen® and PharmChek® product lines. Prior to joining PharmChem, Mr. Kurta served as Director of Business Development and Director of Sales and Marketing for the Unilab Corporation and served in various capacities at Damon Laboratories and Corning/Metpath Laboratories. From 1979 to 1986, Mr. Kurta owned and operated Spectrum Helicopters, Inc., Copter Quik Delivery Systems and Geriatric HealthCare Group. Mr. Kurta holds B.A. and M.S. degrees from Alfred University in New York.

     Mr. Merryman has served as Vice President, Customer Service since joining PharmChem in November 2000. He is responsible for all customer service functions. Prior to joining PharmChem, Mr. Merryman served in various customer service capacities at Quest Diagnostics from 1982 to 1990 and from 1996 until he joined PharmChem. From

1990 to 1996, Mr. Merryman held management positions at Laboratory Corporation of America. Mr. Merryman holds a B.B.A. degree in Computer Sciences from Ursinus College in Pennsylvania and a M.B.A. degree from the University of Phoenix.

     Mr. Parakkal has served as Vice President, Information Systems since November 2000. He is responsible for all information service functions. He has also served as Director, Systems Development at PharmChem since 1997. Prior to joining PharmChem, Mr. Parakkal served in project management at Transworld Information Systems, Inc. from 1996 to 1997. He was responsible for directing the development of cross-functional systems, software and databases. From 1987 to 1995, Mr. Parakkal worked in Information Technology in various aspects of design, development and implementation of business applications in India. Mr. Parakkal holds a B.S. degree in Physics from University of Madras, India and a B.S. degree in Business Management from the University of Phoenix. Mr. Parakkal is in the process of completing his M.B.A. degree from the University of Phoenix.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on The Nasdaq National Market (Nasdaq) under the symbol “PCHM”. In February 2002, Nasdaq informed us we were not in compliance with the $5,000,000 minimum market value requirement for our publicly held shares, as stated in Marketplace Rule 4450(a)(2). Publicly held shares exclude shares held directly or indirectly by any officer or director of PharmChem and by any person who is the beneficial owner of more than 10% of the total shares outstanding. The letter provides us with 90 calendar days, or until May 15, 2002, to come into compliance with this rule, which would require PharmChem’s publicly held shares to maintain a minimum market value of $5,000,000 for a minimum of ten consecutive trading days during that period. If PharmChem fails to meet this requirement, it will become subject to delisting from Nasdaq, at which time PharmChem can appeal the delisting to the Nasdaq Listing Qualifications Panel. Alternatively, PharmChem has the option, during the 90 day period, of applying to transfer its securities to The Nasdaq SmallCap Market, where it would have to satisfy continued inclusion requirements for that market. Market value of publicly held shares on The Nasdaq SmallCap Market must be $1,000,000 or more.

STOCK PRICES

     The following table sets forth for the periods indicated the high and low closing bid prices for our common stock by quarter for years 2001 and 2000, as reported by the Automated Quotation System of the National Association of Securities Dealers (Nasdaq). Refer to Note 13, “Subsequent Events”, to the accompanying Notes to Consolidated Financial Statements for further information on our noncompliance with Nasdaq’s Marketplace Rule 4450(a)(2). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Calendar			Calendar
Quarter	High	Low	Quarter	High	Low

Q1 2001	$3.969	$2.516	Q1 2000	$5.000	$3.250
Q2 2001	$3.900	$2.990	Q2 2000	$5.000	$2.125
Q3 2001	$2.990	$1.500	Q3 2000	$4.125	$2.563
Q4 2001	$1.750	$0.790	Q4 2000	$4.000	$2.000

     As of March 29, 2002, there were approximately 120 holders of record of our common stock. A large number of shares were held in nominee name. Based upon information furnished by our proxy solicitor, Skinner & Co, we believe we have approximately 1,000 stockholders as of March 29, 2002.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

		Years Ended December 31,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
NET SALES	$43,977	$46,832	$44,487	$43,172	$39,233
COST OF SALES(1)	36,544	32,915	31,374	31,653	31,311

GROSS PROFIT	7,433	13,917	13,113	11,519	7,922

OPERATING EXPENSES:
Selling, general and administrative(1)	13,590	11,460	10,033	9,800	8,234
Amortization of goodwill	185	185	185	185	185
Provision for (reduction of) doubtful accounts	187	(119)	141	325	350
Restructuring charge	1,029	—	—	—	—

Total operating expenses	14,991	11,526	10,359	10,310	8,769

INCOME (LOSS) FROM OPERATIONS	(7,558)	2,391	2,754	1,209	(847)
OTHER EXPENSE, net	447	258	248	288	389

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8,005)	2,133	2,506	921	(1,236)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	471	772	(294)	286	34

NET INCOME (LOSS)	$(8,476)	$1,361	$2,800	$635	$(1,270)

Basic income (loss) per share	$(1.45)	$0.23	$0.48	$0.11	$(0.22)

Diluted income (loss) per share	$(1.45)	$0.22	$0.47	$0.10	$(0.22)

Basic weighted average shares outstanding	5,851	5,822	5,786	5,764	5,734

Diluted weighted average shares outstanding	5,851	6,069	5,954	6,238	5,734

Cash dividends per share	—	—	—	—	—

CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficiency)	$(6,253)	$2,407	$3,040	$(319)	$(1,147)
Total assets	28,497	27,265	25,046	22,063	22,246
Long-term debt, net of current portion	4,336	1,731	2,593	656	696
Stockholders’ equity	6,738	14,995	13,697	10,910	10,211

(1)	In connection with the Company’s relocation to Texas from California in 2001, we incurred significant nonrecurring costs. For 2001, such nonrecurring costs of $4,106 were included in cost of sales and $1,761 were recorded in selling, general and administrative.

In our Notes to Consolidated Financial Statements, see Note 11, “Reportable Segments,” for operating results by operating segment, Note 12, “Restructuring Charge,” for further details of the restructuring charge in 2001, Note 14, “Selected Quarterly Financial Data (Unaudited),” for quarterly financial data and Note 13, “Subsequent Events,” for the sale of Medscreen and other events.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 (“Forward-looking Statements”), which are subject to the “safe harbor” created by these Sections. Forward-looking statements are statements about future financial results, future products or services and other events that have not yet occurred. These forward looking statements contain words such as, but not limited to, “expect,” “anticipate”, “estimate”, “believe”, “will”, “may” or “might.” Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K and include the risks identified in “Factors Affecting Operating Results.”

RECENT EVENTS

     During 2001, we relocated our corporate headquarters, distribution center and laboratory operations from the Silicon Valley area of Northern California to a new facility in Haltom City, Texas. We vacated our primary Menlo Park, California facility in May 2001 and temporarily moved to our existing facility in Fort Worth, Texas until construction was completed at the new Haltom City facility. During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs were of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City facility. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, respectively. To mitigate further operating losses, we implemented a cost containment program in the fourth quarter of 2001. This cost containment program included two rounds of layoffs whereby our employee population has decreased approximately 30% from mid-2001 levels, significant reductions in discretionary spending, including travel, renegotiations with certain suppliers to secure more favorable pricing of materials and services and closure of our satellite laboratory in Menlo Park that performed methadone drug testing.

     We were not in compliance with certain covenants under our credit facility with our primary bank for the last three quarterly periods of 2001 due principally to the restructuring charge and nonrecurring expenses associated with the relocation to Texas, the slowdown of the US economy throughout 2001 and the September 11, 2001, event that adversely affected the volume of pre-employment drug testing. In July, our bank waived the covenant violations for the quarter ended June 30, 2001. As further discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, in March 2002 we completed the sale of entire share capital of Medscreen for approximately $10,000,000 in cash. In connection with the sale of Medscreen, we entered into an Amendment and Forbearance Agreement with our bank and the bank waived covenant violations for the quarterly periods ended September 30, 2001 and December 31, 2001. A portion of the sale proceeds were used to repay $4,310,000 of debt and the remainder is expected to be sufficient to fund the general corporate needs of the US operations for at least the next year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon PharmChem’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring accruals, contingencies, revenue recognition, specimen collector accruals and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     PharmChem believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate the quantity and value of our unused specimen collection kit inventory existing at our customer and contractor field locations using a model that considers actual shipments to these locations, specimens returned to our laboratory for processing, replacement costs and estimates of shrinkage. If the estimated value of this inventory increases beyond our expectations of recovery, additional inventory write-downs may be required.

     Future adverse changes in market conditions or poor operating results of our operations could result in losses or an inability to recover the carrying value of the related goodwill, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While PharmChem has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

     Revenue is recognized upon the communication of results from laboratory analysis of specimens submitted by our customers, at the time of shipment for products and at the completion of rendered services. We accrue expected payments to specimen collectors who perform specimen collection services on behalf of our managed customers. The specimen collector accrual calculation is based on a combination of our reporting of results from laboratory analysis of specimens and cost information maintained in our internal systems for each specimen collector. We include in the accrual estimates of retroactive rate increases and services performed but not reported to customers.

RESULTS OF OPERATIONS

     Refer to Note 13, “Subsequent Events”, to the accompanying Notes to Consolidated Financial Statements for further information on the recently completed sale of Medscreen in March 2002.

     The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended December 31,				Twelve Months Ended December 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	(As a % of net sales)						(As a % of net sales)
NET SALES:
Workplace employers	$2,443	$4,014	24.4%	31.7%	$12,347	$14,562	28.1%	31.1%
Criminal justice agencies	3,782	4,381	37.7	34.5	16,404	17,678	37.3	37.7
Drug rehab programs	142	253	1.4	2.0	953	1,125	2.2	2.4
Domestic products & other	1,711	2,161	17.0	17.0	6,862	6,029	15.6	12.9
Medscreen	1,951	1,879	19.5	14.8	7,411	7,438	16.8	15.9

Total net sales	10,029	12,688	100.0	100.0	43,977	46,832	100.0	100.0
COST OF SALES	7,764	9,204	77.4	72.5	36,544	32,915	83.1	70.3

GROSS PROFIT	2,265	3,484	22.6	27.5	7,433	13,917	16.9	29.7

OPERATING EXPENSES:
Selling general and administrative	2,274	2,720	22.7	21.4	13,590	11,460	30.9	24.5
Amortization of goodwill	46	46	0.5	0.4	185	185	0.4	0.4
Provision for (reduction of) doubtful accounts	132	106	1.3	0.8	187	(119)	0.5	(0.3)
Restructuring charge	—	—	—	—	1,029	—	2.3	—

Total operating expenses	2,452	2,872	24.5	22.6	14,991	11,526	34.1	24.6

INCOME (LOSS) FROM OPERATIONS	(187)	612	(1.9)	4.9	(7,558)	2,391	(17.2)	5.1

OTHER EXPENSES, net	213	91	2.1	0.8	447	258	1.0	0.6
PROVISION FOR INCOME TAXES	147	219	1.5	1.7	471	772	1.1	1.6

NET INCOME (LOSS)	$(547)	$302	(5.5)%	2.4%	$(8,476)	$1,361	(19.3)%	2.9%

2001 Compared to 2000

Net Sales

     Consolidated net sales for the year decreased $2,855,000 (6.1%) to $43,977,000 in 2001 from $46,832,000 in 2000. This decrease is principally attributed to our domestic operations which reported a $3,661,000 (11.0%) decrease in laboratory sales that more than offset increases of $405,000 (10.6%) in product sales and $428,000 (19.3%) in other non-laboratory sales. Domestic laboratory specimen volume decreased 14.1% to 2,162,000 in 2001 compared to 2000, led by a 16.8% decrease in workplace customers and a 12.1% decrease in criminal justice customers. The decrease in our domestic specimen volume accelerated following September 11, 2001, which contributed to a further slowdown in the US economy following the tragedy. Contributing to the decreased specimen volume was the November 2001 closure of our California laboratory that offered customers methadone testing using thin layer chromatography.

Domestic average laboratory selling prices increased 3.7% in 2001 compared to 2000. Domestic product sales reflect a $194,000 (47.4%) increase in the PharmChek® sweat patch, due to 41.2% higher volume and higher average selling prices, and a $209,000 (6.2%) increase in PharmScreen® onsite screening devices driven by higher volume of our 5-test drug device. Domestic non-laboratory sales, which includes our online e-commerce system providing order processing, chain of custody forms printing, collection scheduling, specimen tracking and results reporting through secure internet transmission, increased approximately $430,000 (19.3%) in 2001 on higher volume. Medscreen’s sales in 2001 were relatively unchanged from the prior year. For the fourth quarter of 2001, consolidated net sales decreased $2,659,000 (21.0%) compared to the prior year’s quarter. Domestic sales decreased $2,731,000 (25.3%), reflecting the significant slowdown in specimen testing following September 11, 2001, and the slowing US economy. Domestic average laboratory selling prices increased 1.2% in 2001 compared to 2000. Medscreen’s sales increased $72,000 (3.8%) during the current year’s quarter.

Cost of Sales

     Consolidated cost of sales for the year increased $3,629,000 (11.0%) to $36,544,000 in 2001 from $32,915,000 in 2000. Domestic cost of sales increased $3,479,000 (12.0%) due principally to $4,106,000 of non-recurring expenses associated with the transfer of production to the new Texas laboratory from our Menlo Park, California laboratory. These nonrecurring costs include duplicate payroll, lab materials, training and transportation. Our relocation to Texas was predicated on our belief that the cost structure was severely challenged in the Silicon Valley area of Northern California due to the region’s higher wages, rents, insurance programs and overall high cost of living and the uncertainty of electric power. Medscreen’s cost of sales were relatively unchanged from 2001. Excluding the non-recurring expenses, the gross profit as a percentage of net sales would have decreased to 26.2% in 2001 from 29.7% in 2000. Cost of sales for the 2001 fourth quarter of $7,764,000 decreased 15.6% from the prior year’s period due to lower volume and reductions in our domestic workforce.

Selling, General and Administrative

     Consolidated selling, general and administrative (SG&A) expenses for the year increased $2,130,000 (18.6%) to $13,590,000 in 2001 from $11,460,000 in 2000. Domestic SG&A expenses increased $2,151,000 (22.3%) due to $1,761,000 of nonrecurring costs associated with the relocation to Texas. The nonrecurring costs included relocation, travel and subsistence expenses. The percent of SG&A expenses to net sales increased to 30.9% in 2001 from 24.5% in 2000. SG&A expenses for the 2001 fourth quarter decreased 16.4% to $2,274,000 from $2,720,000 in the prior year period and reflects favorable results from a cost containment program implemented in the fourth quarter of 2001, which included employee headcount reductions of approximately 30%.

Restructuring Charge

     We recorded a restructuring charge in the amount of $1,029,000 in the current year’s second quarter in accordance with a plan approved by our Board of Directors to provide for costs associated with closing our former headquarters, main laboratory and distribution center in Menlo Park, California. The charge consisted of $330,000 for severance and related benefits costs of a workforce reduction and $699,000 for repairs, clean-up and professional services.

Income (Loss) From Operations

     Consolidated loss from operations for the year was $7,558,000 in 2001 compared to income of $2,391,000 in 2000, while the loss from operations for the fourth quarter was $187,000 in 2001 compared to income of $612,000 in 2000.

Provision for Income Taxes

     During 2001, we recorded a provision for taxes of $471,000 for the year and $147,000 for the fourth quarter attributed to the profitable UK operating results. During 2000, we recorded a provision for taxes of $772,000 for the year and $219,000 for the fourth quarter.

Net Income (Loss)

     Consolidated net loss for the year was $8,476,000 in 2001 compared to net income of $1,361,000 in 2000. Excluding the restructuring charge of $1,029,000 and nonrecurring expenses of $5,867,000, proforma net loss would have been $1,580,000 in 2001. We reported a net loss of $547,000 in the 2001 fourth quarter compared to net income of $302,000 in the 2000 fourth quarter.

2000 Compared to 1999

Net Sales

     Consolidated annual net sales increased 5.3% to $46,832,000 in 2000 from $44,487,000 in 1999. This increase mostly reflects the continued growth of PharmScreen®, our line of onsite screening products, and our international drug testing operations. Medscreen’s sales increased 5.1% on the strength of a 12.9% increase in specimen volume. The 2000 year sales in the US increased 5.3% and reflect increases of $1.3 million (54.0%) in product sales and $1.8 million (367.3%) in non-laboratory sales that more than offset a $1.1 million (3.2%) decrease in traditional laboratory sales. Our non-laboratory sales include our web-based collection management system and related collector management services. Domestic specimen volume decreased 5.4% compared to 1999 levels as more testing volume was shifted to PharmScreen®. Our consolidated laboratory specimen volume decreased 4.2% to 2,730,000 and average selling prices for laboratory analysis increased 2.9% compared to 1999 levels. Net sales for the fourth quarter of 2000 increased 12.3% and laboratory average selling prices increased 6.0% from the comparable 1999 periods. As part of our Premium Comprehensive Management program of fully integrated drug testing services, in the fourth quarter of 1999 we launched our e-commerce system which provides for order processing, forms printing, collection scheduling, specimen tracking and results reporting through secure internet transmission. The fourth quarter of 2000 reflects a full three months of revenues from our web-based system compared to one month in 1999.

Cost of Sales

     Consolidated cost of sales for the year increased 4.9% to $32,915,000 in 2000 from $31,374,000 in 1999. Cost of sales as a percentage of net sales decreased to 70.3% in 2000 from 70.5% in 1999 and reflects improved operating efficiencies and continued favorable results from our cost containment program initiated in 1997, principally in direct labor. We incurred higher specimen collection costs due to the growth in customers requiring nationwide collection services. Gross profit as a percentage of net sales increased to 29.7% in 2000 from 29.5% in 1999 reflecting higher sales. Cost of sales for the 2000 fourth quarter of $9,204,000 increased 13.4% from the same prior year period due to higher sales volume and related specimen collection costs.

Selling, General and Administrative

     Consolidated SG&A expenses for the year increased 14.2% to $11,460,000 in 2000 from $10,033,000 in 1999 due to our continued investment in our sales and marketing strategy, additional staffing in our customer service functions and higher depreciation expenses from our implementation of the Unified Database (UDB) software project in the third quarter of 1999. The percent of SG&A expenses to net sales increased to 24.5% in 2000 from 22.6% in 1999. SG&A expenses for the 2000 fourth quarter increased 4.9% to $2,720,000 from $2,594,000 in 1999 and reflects higher staffing in our sales and customer service functions.

Income From Operations

     Consolidated income from operations for the year was $2,391,000 in 2000 compared to $2,754,000 in 1999, while income from operations for the fourth quarter was $612,000 in 2000 compared to $530,000 in 1999.

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

Net Income

     Consolidated net income for the year was $1,361,000 in 2000 compared to net income of $2,800,000 in 1999. Excluding the favorable impact of the 1999 tax adjustments, net income for the year in 1999 was $1,677,000. We reported net income of $302,000 in the 2000 fourth quarter compared to net income of $1,082,000 in 1999. Excluding the favorable impact of the 1999 tax adjustments, proforma income in the 1999 fourth quarter would have been $295,000.

LIQUIDITY AND CAPITAL RESOURCES

     Reference should be made to Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements for further discussion of the sale of Medscreen in March 2002, an Amendment and Forbearance Agreement with our primary bank, the debt reduction of approximately $4,310,000, waivers granted by our primary bank for violations of financial covenants that existed at September 30, 2001, and December 31, 2001, and the potential delisting by Nasdaq for noncompliance with the $5,000,000 minimum market value requirement for our publicly held shares.

     Our operations during the year ending December 31, 2001, used cash of $3,607,000 and for the years ending December 31, 2000 and 1999, provided cash of approximately $3,753,000 and $3,437,000, respectively. The decrease in cash flow from operations between 2001 and 2000 is principally due to the $5,867,000 of nonrecurring expenses related to the relocation of our Company from California to Texas in 2001 and a 6.1% decrease in consolidated annual net sales and higher cost of sales as a percentage of net sales compared to 2000. The increase in cash flow from operations between 2000 and 1999 reflects improved collections on accounts receivable and higher payables due to a higher volume of business in the prior year’s fourth quarter compared to 1999.

     As of December 31, 2001 and 2000, we had $1,137,000 and $1,714,000 in cash and cash equivalents, respectively. During 2001, we completed two capital lease financing transactions totaling $3,590,000 and a significant portion of the proceeds were used for repayment of existing debt. We had net borrowings of the revolving line of credit totaling $3,813,000 and repayments on term debt and capital leases totaled $2,217,000. We also used $5,345,000 to acquire property and equipment, mostly related to computer software, laboratory analyzers and leasehold improvements in the new Texas facility. During 2000, we had net repayments on the revolving line of credit of $2,643,000 and we acquired $3,546,000 of property and equipment.

     We have a Loan and Security Agreement (“Credit Agreement) with our bank. The Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivables and is secured by a lien on a significant portion of our assets. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan. The Credit Agreement expires in May 2002 and our intent is to renew the Credit Agreement with our primary bank or to seek a similar agreement from another financial institution.

     The Credit Agreement was amended at various times during 2001 to provide for $600,000 of construction financing (fully repaid in 2001), change the revolving maturity date to May 31, 2002, provide for $600,000 of short-term borrowing capacity under our revolving line of credit (fully repaid in 2001), reduce the interest rate to the bank’s prime rate, reduce the maximum line of credit to $5,750,000, reduce the commitment fee to 0.25% of the maximum line of credit, modify our existing covenants and provide for the issuance of subordinated debt. As of December 31, 2001, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $4,838,000 and $4,544,000, respectively. As discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, we entered into an Amendment and Forbearance Agreement with our bank and the revolver was partially repaid with proceeds from the sale of Medscreen.

     During 2001, our total debt increased from $3,830,000 on December 31, 2000 to $12,029,000 on December 31, 2001, as follows (amounts in thousands):

	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Revolver and current debt	$2,099	$3,349	$7,160	$7,455	$7,693
Long-term Debt	1,731	2,985	1,592	3,262	4,336

	$3,830	$6,334	$8,752	$10,717	$12,029	(1)

(1)	As more fully discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, approximately $4,310,000 of debt was repaid with the proceeds from the March 2002 sale of Medscreen.

     In the past few years, we have initially financed our capital expenditures using our revolving line of credit. Upon certain project milestones being achieved under the capital project, certain expenditures would be refinanced by entering into capital leases. We completed two such capital lease refinancings in January 2001 and August 2001. The increase in the second quarter reflects advances on our revolving line of credit as we commenced the relocation of the Company to Texas from California. The increase in the third quarter principally reflects the issuance of subordinated debt in September 2001 and the increase in the fourth quarter reflects Medscreen’s two new loan facilities completed in October 2001.

     On October 31, 2001, Medscreen completed two term loan facilities with its bank in the aggregate amount of £1,250,000 pound sterling. The first loan facility is for £900,000 pound sterling and carries an interest rate at the bank’s lending rate plus 1.75% (5.75% at December 31, 2001). The second loan facility is in US Dollars up to a principal sum of £350,000 pound sterling and carries an interest rate at the bank’s federal lending rate plus 1.75% (4.25% at December 31, 2001). These facilities are for a term of 48 months, are secured by a debenture deed on Medscreen’s assets and contain a financial covenant requiring a minimum net worth of £1,500,000 pound sterling. Refer to Note 13, “Subsequent Events”, in the Notes to Consolidated Financial Statements for further discussion of these loan facilities being fully repaid in March 2002.

     On September 14 and September 21, 2001, we closed transactions with three stockholders resulting in the issuance of unsecured subordinated promissory notes (“Notes”), in an aggregate amount of $1,500,000. In addition, the stockholders received (without additional consideration) warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. Interest on the Notes accrues at a rate of 9% per annum and is payable annually during the term of the Notes. The Notes will mature on September 30, 2003. Our obligation under the Notes is subordinate in payment and priority to the indebtedness of the Company due and owing to our bank. The warrants are immediately exercisable by each stockholder for shares of the Company’s common stock at an exercise price of $3.00 per share and expire five years from the date of the closing. The warrants also provide each stockholder certain registration rights for the warrant shares. On the closing dates, the fair value of each warrant was $2.30 based on the Black-Scholes option pricing model and using assumptions of a 4.02% risk free rate of return, 5 year life and a 101% annual volatility of our stock price. The fair value of the warrants is classified as a discount to the Notes and is being amortized to expense over a two-year period. As of December 31, 2001, the unamortized discount was $302,000.

     On January 3, 2001, we completed a $2,363,000 financing lease agreement with a group of lessors to refinance certain modules of ATLAS, our new laboratory information management system. The lease agreement bears interest at 8.9% and is payable over 36 to 48 months. On August 8, 2001, we completed a $1,186,000 financing lease agreement with a lessor to refinance laboratory equipment, other equipment and additional modules of ATLAS. The lease agreement bears interest at 8.7% and is payable over 36 to 48 months. The proceeds from both leases were used to reduce amounts outstanding under our revolving line of credit and to fund additional capital expenditures. These leases have been accounted for as financings.

     On September 7, 2000, we entered into a $1,674,000 Installment Note with our bank, with terms and conditions similar to the Credit Agreement. The majority of the proceeds from the Installment Note were immediately used to pay off the amount outstanding under a separate $1,500,000 installment note with the same bank. The Installment Note is subject to the terms and conditions of the amended Credit Agreement, currently bears interest at the prime rate plus 0.5% and is payable over 43 months. As discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, we entered into an Amendment and Forbearance Agreement with our bank and the Installment Note was fully repaid with proceeds from the sale of Medscreen.

     During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs were of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City, Texas corporate headquarters, main laboratory and distribution center. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, respectively. Due principally to the restructuring charge and nonrecurring expenses associated with the relocation to Texas, we were not in compliance with certain debt covenants for the last three quarterly periods of 2001. In July, our bank waived the covenant violations for the quarter ended June 30, 2001. As discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, we entered into an Amendment and Forbearance Agreement with our bank in connection with the sale of Medscreen and the bank waived the covenant violations for the quarterly periods ended September 30, 2001 and December 31, 2001. The Amendment and Forbearance Agreement required us to partially repay our revolving line of credit and fully repay our term debt with the bank and, therefore, we reclassified $647,000 from long-term debt to current portion of long-term debt on our balance sheet as of December 31, 2001.

     Due to the higher debt leverage of the Company, the net losses incurred during the 2001 year, the slowdown in the US economy that adversely affected the volume of pre-employment drug testing, the low common stock price and the tightening of the credit markets after the September 11, 2001, terrorist tragedy, we expect it to be more difficult to secure additional financing on favorable terms, if needed. To mitigate the needs for further financing, we implemented a cost containment program in the fourth quarter of 2001. This cost containment program included two rounds of layoffs whereby our employee population has decreased approximately 30% from mid-2001 levels, significant reductions in discretionary spending, including travel, renegotiations with certain suppliers to secure more favorable pricing of materials and services and closure of our California laboratory that offered customers methadone testing using thin layer chromatography. In addition, as further discussed in Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements, we completed the sale of Medscreen in March 2002 and we expect the proceeds from the sale of Medscreen to be sufficient to fund the general corporate needs of the US operations for at least the next year. In the event of continued lower specimen volume, we expect to sublet underutilized facilities, further reduce our employee population, lower guidelines for employee wage increases, limit capital expenditures and implement other actions to preserve cash.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS 144 also supercedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. We adopted the provisions of SFAS 144 in the first quarter of 2002 and the implementation of this standard did not have a material effect on our results of operations or financial position.

     In July 2001, the FASB issued Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142, effective January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. This Statement will further require intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 142 will require us to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. On an ongoing basis, the amortization of goodwill noted in the Statements of Operations will be eliminated beginning January 1, 2002. As of December 31, 2001, we had unamortized goodwill of $2,436,000, of which $729,000 is attributed to the US operations. Amortization expense related to goodwill was $185,000 for the year ended December 31, 2001. At this time, the adoption of the impairment provisions of SFAS 142 is not expected to have a material effect on our consolidated financial position or results of operations.

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt the provisions of SFAS 143 no later than January 1, 2003. The adoption of this standard is not expected to have a material effect on our consolidated financial position or results of operations.

FACTORS AFFECTING OPERATING RESULTS

     We are subject to a number of risks which could affect operating results and liquidity, including, among others, the following:

Competition and Customer Contracts

     The market for drug testing services became increasingly competitive in the 1990’s, and continues to be very competitive. Drug testing laboratories compete primarily on the basis of customer service, technical capability and price. We compete for customer contracts against firms that may have greater financial, marketing, laboratory and related resources.

     A majority of our sales arise out of competitively bid contracts, which are awarded based on technical superiority, customer service and price. The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. Our contracts generally allow termination at the customer’s discretion on short notice with little or no penalty. Many contracts provide for termination for convenience. In addition, relatively few of our contracts call for minimum contract amounts or payments. Although in the past our customers generally have not exercised these early termination rights, there can be no assurance that this will continue in the future. Early termination of a substantial contract, if not replaced by comparable contracts, could have a material, adverse effect on PharmChem.

PharmChek® Drugs of Abuse Patch

     Since 1992, we have been investing in PharmChek®, a system which uses sweat to detect the use of illegal drugs. To date, our sales of PharmChek® have not been material and there is no assurance that it will continue to be commercially accepted by existing or new customers or generate significant revenues in the future. While the company that developed PharmChek® has obtained patents relating to its technology, there are various risks associated with the technology. There is no assurance:

•	as to the validity of such patents

•	that the products we market will be covered by such patents

•	that competitors will not infringe upon such patents or successfully design similar or competing products that do not infringe upon such patents

•	that the company that obtained the PharmChek® patents will continue to be able to deliver products to PharmChem or that an alternative supplier will be found

Customer Concentration

     Our two largest customers combined accounted for approximately 30% of our sales in 2001 and 29% of our sales in 2000. The loss of these contracts, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. We have in the past failed to renew significant contracts which has had adverse effects on PharmChem. See “Competition and Customer Contracts” above.

Certification

     We are certified by SAMHSA, CAP and a number of states to conduct drug testing using forensic procedures. Certification is essential to our business because some of our customers are required to use certified laboratories, and many of our customers look to certification as an indication of accuracy and reliability of results. In order to remain certified, we are subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements to which we are subject could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on PharmChem. In connection with the consolidation of our laboratory operations into our new Haltom City, Texas laboratory, in November 2001 we voluntarily withdrew our Fort Worth, Texas laboratory’s license to conduct laboratory testing of federally regulated specimens. Federally regulated specimens represented less than 10% of our specimen volume in 2001. We are currently in the process of applying for certification of our new laboratory and we believe that a license will be granted in the second quarter of 2002. Until the new laboratory is certified, we have temporarily outsourced our customers’ federally regulated specimens to another certified laboratory. In the event the certification process is delayed, our plan will be to continue to outsource such specimens until the certification is achieved.

Seasonal Trends and Economic Conditions

     Seasonal trends to which drug testing laboratories are generally subject affect our operations. In the past, testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing. Demand for our services is also dependent on general economic conditions. Recessionary periods generally result in fewer new hires, and therefore may lead to fewer pre-employment drug tests for public and private employer customers. Similarly, customers may scale back their drug testing program in a tight labor market to enhance their chances of hiring candidates by expediting the hiring decision-making or by rehiring workers that were subject to a prior layoff and not require the workers to be further drug tested. Budget cuts at the federal, state or local level could reduce business from our public employer, criminal justice agency and government funded drug treatment program customers. An extended recessionary period could have a material, adverse impact on our liquidity if we are unable to reduce our cost structure on a proportionate basis or seek further financing on favorable terms. During high seasonal periods, we have traditionally used temporary personnel to assist our permanent work force with the higher operational requirements of increased specimen volumes. Because expenses associated with maintaining our testing work force are relatively fixed over the short term, our profit margins tend to increase in periods of higher testing volume and decrease in periods of lower testing volume.

Judicial Decisions and Government Policy

     State and federal courts have generally permitted the use of drug testing under certain circumstances and using certain procedures. However, challenges to drug testing programs are raised from time to time by employees, unions and other groups in litigation on constitutional, privacy and other grounds. In addition, legal precedent in a number of states governs the circumstances under which employers may test employees and the procedures under which such tests must be conducted. Societal changes toward greater acceptance of certain drugs, such as for medical purposes, may result in a relaxation of drug enforcement laws and policies that would decrease demand for drug testing programs. Although we believe that, to date, no such litigation or law has had a material adverse impact upon our business, new decisions, legislation or policies which restrict the use of drug testing could have a material adverse effect on PharmChem.

Credit Availability

     We maintain a revolving credit agreement with a bank. All borrowings are secured by a lien on a significant portion of our assets. The Credit Agreement contains certain financial covenants, of which we were in violation for most of 2001 due to the adverse effects on our Company of the weakened US economy and the significant costs incurred to relocate our Company’s operations from California to Texas. Continued operating losses will generally make it increasingly more difficult for the Company to renew credit facilities on favorable terms and to secure additional or replacement credit facilities. Due to the costs associated with relocating and the investments to complete our new facility in Haltom City, Texas, we have operated at or near the maximum availability of our revolving line of credit since the middle of 2001.

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

Environmental Matters

     Prior to the closure of our California laboratories in 2001, a small portion of our California business involved testing procedures requiring the use of radioactive reagents, which are considered to be hazardous materials. Failure to comply with current or future federal, state or local environmental laws or regulations regarding these hazardous materials could have a material adverse effect on PharmChem. We believe we were in compliance with all applicable environmental laws and regulations during the periods we operated the California laboratories. We no longer use such radioactive reagents.

Dependence on Key Personnel

     Our success is dependent in part on our key management and technical personnel, the loss of one or more of whom could have a material adverse effect on PharmChem. All of our key executive officers relocated with the Company to Texas in 2001. None of our key employees has an employment contract with us. We believe that our future success will depend in part upon our continued ability to attract, retain and motivate additional highly skilled personnel.

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

     Due to our international operations, certain transactions are conducted in foreign currencies. Medscreen’s transactions are denominated approximately 84% in pound sterling and 16% in US currency. Medscreen’s net sales represented 17% and 16% of our total net sales in 2001 and 2000, respectively, and, as a result, we do not consider the impact of market risk on foreign currency transactions material. For that reason, we do not intend to engage in hedging transactions. Refer to Note 13, “Subsequent Events”, in the accompanying Notes to Consolidated Financial Statements for further information on the recently completed sale of Medscreen in March 2002.

ITEM 8. Financial Statements and Supplementary Data

See Index at page 50, Item 14. (a) (1).

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
of PharmChem, Inc.:

We have audited the accompanying consolidated balance sheets of PharmChem, Inc. and its subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Medscreen Limited (Medscreen), a wholly-owned subsidiary, as of and for the years ended December 31, 2001 and 2000, such financial statements reflect total assets constituting 19 percent and 23 percent and total revenues constituting 17 percent and 16 percent in 2001 and 2000, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Medscreen, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmChem, Inc. and its subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audits and the report of the other auditors, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, California
March 14, 2002, except for Note 13
as to which the date is
March 29, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
and Stockholders of Medscreen, Limited:

We have audited the accompanying balance sheets of Medscreen, Limited (the Company) as of December 31, 2001 and 2000, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in material respects, the financial position of Medscreen, Limited as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

GALLAGHER & CO.

London, England
March 14, 2002

PHARMCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,137	$1,714
Accounts receivable, net of allowance for doubtful accounts of $449 and $376, respectively	6,402	8,004
Inventory	2,304	1,855
Deferred tax asset	390	386
Prepaids and other current assets	839	834

TOTAL CURRENT ASSETS	11,072	12,793

PROPERTY AND EQUIPMENT, net	14,199	11,026
OTHER ASSETS	791	826
GOODWILL, net of accumulated amortization of $6,796 and $6,611, respectively	2,435	2,620

TOTAL ASSETS	$28,497	$27,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$4,544	$731
Current portion of long-term debt	3,149	1,368
Accounts payable	6,312	4,097
Accrued compensation	635	1,404
Accrued collectors and other liabilities	2,685	2,786

TOTAL CURRENT LIABILITIES	17,325	10,386

LONG TERM DEBT, net of current portion	4,336	1,731
OTHER NONCURRENT LIABILITIES	98	153

TOTAL LIABILITIES	21,759	12,270

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 and 5,847 shares issued and outstanding at December 31, 2001 and and 2000, respectively	6	6
Additional paid-in capital	19,589	19,233
Accumulated other comprehensive loss	(279)	(142)
Accumulated deficit	(12,578)	(4,102)

TOTAL STOCKHOLDERS’ EQUITY	6,738	14,995

	$28,497	$27,265

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

NET SALES	$43,977	$46,832	$44,487
COST OF SALES	36,544	32,915	31,374

GROSS PROFIT	7,433	13,917	13,113

OPERATING EXPENSES:
Selling, general and administrative	13,590	11,460	10,033
Amortization of goodwill	185	185	185
Provision for (reduction of) doubtful accounts	187	(119)	141
Restructuring charge	1,029	—	—

Total operating expenses	14,991	11,526	10,359

INCOME (LOSS) FROM OPERATIONS	(7,558)	2,391	2,754

OTHER EXPENSE, net:
Interest expense	431	281	284
Interest income	(2)	(11)	(21)
Other expense (income)	18	(12)	(15)

Other expense, net	447	258	248

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(8,005)	2,133	2,506
PROVISION FOR (BENEFIT FROM) INCOME TAXES	471	772	(294)

NET INCOME (LOSS)	$(8,476)	$1,361	$2,800

NET INCOME (LOSS) PER SHARE:
Basic	$(1.45)	$0.23	$0.48

Diluted	$(1.45)	$0.22	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,851	5,822	5,786

Diluted	5,851	6,069	5,954

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,

	2001	2000	1999

NET INCOME (LOSS)	$(8,476)	$1,361	$2,800
OTHER COMPREHENSIVE LOSS:
Foreign currency translation	(137)	(163)	(62)

COMPREHENSIVE INCOME (LOSS)	$(8,613)	$1,198	$2,738

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
			Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity

BALANCE AT DECEMBER 31, 1998	5,782	$6	$19,084	$83	$(8,263)	$10,910
Exercise of stock options	23	—	49	—	—	49
Other comprehensive loss	—	—	—	(62)	—	(62)
Net income	—	—	—	—	2,800	2,800

BALANCE AT DECEMBER 31, 1999	5,805	6	19,133	21	(5,463)	13,697
Exercise of stock options	42	—	100	—	—	100
Other comprehensive loss	—	—	—	(163)	—	(163)
Net income	—	—	—	—	1,361	1,361

BALANCE AT DECEMBER 31, 2000	5,847	$6	$19,233	$(142)	$(4,102)	$14,995
Exercise of stock options	6	—	11	—	—	11
Issuance of stock warrants	—	—	345	—	—	345
Other comprehensive loss	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(8,476)	(8,476)

BALANCE AT DECEMBER 31, 2001	5,853	$6	$19,589	$(279)	$(12,578)	$6,738

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,476)	$1,361	$2,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,297	2,252	2,057
Provision for (reduction of) doubtful accounts	187	(119)	141
Deferred income taxes	(4)	250	(440)
Loss on dispositions and sales of equipment	—	4	95
Deferred gain on sale of computer software	(24)	(24)	(24)
Restructuring charge	423	—	—
Amortization of discount on subordinated debt	43	—	—
Change in operating assets and liabilities:
Accounts receivable	1,415	(1,169)	(335)
Inventory	(449)	79	(409)
Prepaids and other current assets	(5)	(297)	(136)
Other noncurrent assets	35	233	60
Accounts payable and other accrued liabilities	1,006	1,227	41
Other noncurrent liabilities	(55)	(44)	(413)

Net cash provided by (used in) operating activities	(3,607)	3,753	3,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,345)	(3,546)	(3,007)
Proceeds from sales of equipment	—	4	17

Net cash used in investing activities	(5,345)	(3,542)	(2,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on revolving lines of credit, net	3,813	731	(2,379)
Proceeds from lease financings	3,590	—	2,282
Proceeds from long term debt	1,815	1,674	1,500
Proceeds from issuance of subordinated debt	1,500	—	—
Principal payments on long — term debt and capital leases	(2,217)	(2,643)	(835)
Proceeds from exercise of stock options	11	100	49

Net cash provided by (used in) financing activities	8,512	(138)	617

Foreign currency translation	(137)	(163)	(62)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(577)	(90)	1,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,714	1,804	802

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,137	$1,714	$1,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of $292, $218 and $138 capitalized in 2001, 2000 and 1999, respectively	$675	$490	$434

Cash paid for taxes	$549	$550	$246

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of PharmChem and our wholly-owned subsidiary, Medscreen, a United Kingdom (UK) company, after elimination of all intercompany accounts and transactions. Medscreen’s financial statements are translated based on the month-end spot rate for the balance sheets and a weighted average of the spot rates for the statements of operations.

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

     When we refer to “we” or “PharmChem” in these Notes, we mean the current Delaware corporation (PharmChem, Inc.) and Medscreen, our wholly-owned subsidiary. Refer to Note 13, “Subsequent Events”, for further information on the recently completed sale of Medscreen in March 2002.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon PharmChem’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring accruals, contingencies, revenue recognition, specimen collector accruals and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     PharmChem believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate the quantity and value of our unused specimen collection kit inventory existing at our customer and contractor field locations using a model that considers actual shipments to these locations, specimens returned to our laboratory for processing, replacement costs and estimates of shrinkage. If the estimated value of this inventory increases beyond our expectations of recovery, additional inventory write-downs may be required.

     Future adverse changes in market conditions or poor operating results of our operations could result in losses or an inability to recover the carrying value of the related goodwill, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While PharmChem has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

     Revenue is recognized upon the communication of results from laboratory analysis of specimens submitted by our customers, at the time of shipment for products and at the completion of rendered services. We accrue expected payments to specimen collectors who perform specimen collection services on behalf of our managed customers. The specimen collector accrual calculation is based on a combination of our reporting of results from laboratory analysis of specimens and cost information maintained in our internal systems for each specimen collector. We include in the accrual estimates of retroactive rate increases and services performed but not reported to customers.

Cash and Cash Equivalents

     Cash and cash equivalents include cash balances and all highly liquid investments with original maturities of three months or less at the date of purchase. At December 31, 2001 and 2000, cash and cash equivalents consist of demand deposits maintained at established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

Concentrations of Credit Risk

     We are subject to a number of risks which include, among others, competition related to customer contracts, development and marketing of PharmChek® and PharmScreen®, customer concentration and laboratory certification. Financial instruments which potentially subject PharmChem to concentrations of credit risk consist principally of cash investments, trade receivables and debt. We have cash investment policies that limit investments to short-term, low risk instruments. Although two customers accounted for approximately 30% of our sales for each of the three years ended December 31, 2001, 2000 and 1999, we believe the risk associated with concentrations of credit for trade receivables is mitigated because (i) one of the customers is a federal government agency; (ii) the remaining customer base is diversified among many corporate industries and other government agencies; (iii) we have an ongoing credit evaluation process; and (iv) we maintain an allowance for doubtful accounts.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Inventory

     We state inventory at the lower of cost or market. We determine cost using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. At December 31, our inventory consisted of the following:

	2001	2000

	(In thousands)
Laboratory materials	$376	$733
Collection materials	1,031	841
Products	897	281

	$2,304	$1,855

Property and Equipment

     We record property and equipment at cost. We provide for depreciation and amortization using the straight-line method over the estimated useful lives. We amortize leasehold improvements and equipment held under capital leases over the lease term or useful lives. At December 31, our property and equipment consisted of the following:

	Useful Lives
	In Years	2001	2000

		(In thousands)
Lab equipment	5 to 10	$5,185	$4,585
Computer hardware and software	3 to 10	9,634	8,429
Office equipment	3 to 7	387	403
Furniture, fixtures and other	3 to 10	426	889
Leasehold improvements	Up to 10	1,298	2,434
Construction in progress	—	6,467	3,603

		23,397	20,343
Less: accumulated depreciation and amortization		(9,198)	(9,317)

Property and equipment, net		$14,199	$11,026

     We capitalize software development costs for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, we capitalized $1,354,000 and $1,492,000 of software development costs in 2001 and 2000, respectively, related to our information systems capital expenditure program.

     Expenditures for maintenance and repairs are expensed as incurred. We capitalize costs of major replacements and betterments. When we retire or otherwise dispose of property, we remove the cost and accumulated depreciation and amortization from the appropriate accounts and we include any gain or loss in the income statement.

Long-Lived Assets, Including Goodwill

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” we review, as circumstances dictate,

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

the carrying amount of our long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. We determine recoverability by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. We measure the amount of impairment, if any, based on the excess of the carrying value over the fair value. Our management believes there has been no impairment of long-lived assets during the three years ended December 31, 2001.

     Goodwill consists of the excess of cost over the fair value of the net assets of businesses acquired and we amortize goodwill on a straight-line basis over periods ranging from 20 (US operations) to 40 years (Medscreen).

Revenue and Other Deferred Credits

     We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Revenue is recognized (i) upon communication of the results from laboratory analysis of specimens submitted by our customers, (ii) at the time of shipment for products, and (iii) at the completion of rendered services. Communication of results occurs shortly after completion of the laboratory analyses using a variety of electronic methods. No further obligations exist to our customers beyond the communication of laboratory results. Deferred service revenues represents amounts paid for in advance of laboratory analysis performed. We classify deferred revenues expected to be realized beyond one year as other noncurrent liabilities.

Stock Based-Compensation

     We account for our stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” As allowed by SFAS No. 123, we continue to measure compensation expense for awards granted to employees and directors under the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of options granted under our stock option plans is equal to the market price of our stock on the date of grant. Therefore, we have not recorded compensation cost under APB No. 25.

Income Taxes

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income (Loss) Per Share

     We compute and disclose our income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted income (loss) per share. We calculate basic income per share using the weighted average number of common shares outstanding during the period. We calculate diluted income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options. We calculate dilutive potential common shares using the treasury stock method.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The fair values of revolving credit agreements, long-term debt and notes payable do not materially differ from their carrying amounts since the majority of such debt bears interest at variable rates and the fixed rate obligations generally have near-term maturities or have matured.

Reclassifications

     We have made certain reclassifications to prior year amounts to conform to current year presentation.

3. DEBT AND LIQUIDITY

     Our revolving credit agreement, term notes, subordinated debt and capitalized lease obligations at December 31 consist of the following:

	2001	2000

	(In thousands)
Revolving credit agreement pursuant to a revolving loan agreement	$4,544	$731
Term installment note (repaid in March 2002)	1,103	1,559
Term installment note (repaid in March 2002)	1,787	—
Subordinated debt, net of discount of $302	1,198	—
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	3,397	1,540

	12,029	3,830
Less: current portion and revolving line of credit	(7,693)	(2,099)

Long-term portion	$4,336	$1,731

     Future principal payments at December 31, 2001 are as follows (in thousands):

Amount

2002	$7,693
2003	2,669
2004	1,149
2005	518

Total Debt	$12,029

     We have a Loan and Security Agreement (“Credit Agreement) with our bank. The Credit Agreement provides for borrowings under the revolving line of credit limited to 85% of qualified accounts receivables and is secured by a lien on a significant portion of our assets. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

     The Credit Agreement was amended at various times during 2001 to provide for $600,000 of construction financing (fully repaid in 2001), change the revolving maturity date to May 31, 2002, provide for $600,000 of short-term borrowing capacity under our revolving line of credit (fully repaid in 2001), reduce the interest rate to the bank’s prime rate (4.75% at December 31, 2001), reduce the maximum line of credit to $5,750,000, reduce the commitment fee to 0.25% of the maximum line of credit, modify our existing covenants and provide for the issuance of subordinated debt. As of December 31, 2001, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $4,838,000 and $4,544,000, respectively. As discussed in Note 13, “Subsequent Events”, we entered into an Amendment and Forbearance Agreement with our bank and the revolver was partially repaid with proceeds from the sale of Medscreen.

     On October 31, 2001, Medscreen completed two term loan facilities with its bank in the aggregate amount of £1,250,000 pound sterling. The first loan facility is for £900,000 pound sterling and carries an interest rate at the bank’s lending rate plus 1.75% (5.75% at December 31, 2001). The second loan facility is in US Dollars up to a principal sum of £350,000 pound sterling and carries an interest rate at the bank’s federal lending rate plus 1.75% (4.25% at December 31, 2001). These facilities are for a term of 48 months, are secured by a debenture deed on Medscreen’s assets and contain a financial covenant requiring a minimum net worth of £1,500,000 pound sterling. As discussed in Note 13, “Subsequent Events”, these loan facilities were fully repaid in March 2002.

     On September 14 and September 21, 2001, we closed transactions with three stockholders resulting in the issuance of subordinated debt in an aggregate amount of $1,500,000. We issued to the stockholders unsecured subordinated promissory notes (“Notes”) in the aggregate amount of $1,500,000 and, in addition, the stockholders received (without additional consideration) warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. Interest on the Notes accrues at a rate of 9% per annum and is payable annually during the term of the Notes. The Notes will mature on September 30, 2003. Our obligation under the Notes is subordinate in payment and priority to the indebtedness of the Company due and owing to our bank. The warrants are immediately exercisable by each stockholder for shares of the Company’s common stock at an exercise price of $3.00 per share and expire five years from the date of the closing. The warrants also provide each stockholder certain registration rights for the warrant shares. On the closing dates, the fair value of each warrant was $2.30 based on the Black-Scholes option pricing model and using assumptions of a 4.02% risk free rate of return, 5 year life and a 101% annual volatility of our stock price. The fair value of the warrants is classified as a discount to the Notes and is being amortized to expense over a two year period. As of December 31, 2001, the unamortized discount was $302,000. Also, refer to Note 10, “Related Party Transactions.”

     On January 3, 2001, we completed a $2,363,000 financing lease agreement with a group of lessors to refinance certain modules of ATLAS, our new laboratory information management system. The lease agreement bears interest at 8.9% and is payable over 36 to 48 months. On August 8, 2001, we completed a $1,186,000 financing lease agreement with a lessor to refinance laboratory equipment, other equipment and additional modules of ATLAS. The lease agreement bears interest at 8.7% and is payable over 36 to 48 months. The proceeds from both leases were used to reduce amounts outstanding under our revolving line of credit and to fund additional capital expenditures. These leases have been accounted for as financings.

     On September 7, 2000, we entered into a $1,674,000 Installment Note with our bank, with terms and conditions similar to the Credit Agreement. The majority of the proceeds from the Installment Note were immediately used to pay off the amount outstanding under a separate $1,500,000 installment note with the same bank. The Installment Note is subject to the terms and conditions of the amended Credit Agreement, currently bears

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

interest at the prime rate plus 0.5% (5.25% at December 31, 2001) and is payable over 43 months. As discussed in Note 13, “Subsequent Events”, we entered into an Amendment and Forbearance Agreement with our bank and the Installment Note was fully repaid with proceeds from the sale of Medscreen.

     During the process of relocating to Texas, we have incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs were of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City, Texas corporate headquarters, main laboratory and distribution center. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, respectively. Due principally to the restructuring charge and nonrecurring expenses associated with the relocation to Texas, we were not in compliance with certain covenants for the last three quarterly periods of 2001. In July, our bank waived the covenant violations for the quarter ended June 30, 2001. As discussed in Note 13, “Subsequent Events”, we entered into an Amendment and Forbearance Agreement with our bank in connection with the sale of Medscreen and the bank waived the covenant violations for the quarterly periods ended September 30, 2001 and December 31, 2001. The Amendment and Forbearance Agreement required us to partially repay our revolving line of credit and to fully repay our term debt with the bank and, therefore, we reclassified $647,000 from long-term debt to current portion of long-term debt on our balance sheet as of December 31, 2001. In the event of continued lower specimen volume, we expect to sublet underutilized facilities, further reduce our employee population, lower guidelines for employee wage increases, limit capital expenditures and implement other actions to preserve cash.

     We have leased certain laboratory equipment, office equipment and computer software with an original cost of approximately $5,832,000 and $4,357,000 under capital lease agreements at December 31, 2001 and 2000, respectively. The accumulated depreciation of such leased equipment was approximately $853,000 and $1,714,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, the future minimum lease payments, together with the present value of the net minimum lease payments under these agreements, were as follows (in thousands):

Amount

2002	$1,816
2003	1,144
2004	740
2005	126

Total minimum lease payments	3,826
Less: amount representing interest	429

Present value of net minimum lease payments	$3,397

4. INCOME TAXES

     The income (loss) before income taxes based upon the geographic locations of our operations consisted of the following for the year ended December 31:

	2001	2000	1999

		(In thousands)
Pre-tax income (loss):
Domestic	$(9,563)	$503	$1,232
Foreign	1,558	1,630	1,274

Consolidated	$(8,005)	$2,133	$2,506

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     The provision for (benefit from) income taxes consisted of the following for the year ended December 31:

	2001	2000	1999

	(In thousands)
Current:
Federal	$—	$—	$(326)
State	13	4	5
Foreign	476	518	467

Total current	489	522	146

Deferred:
Federal	(180)	157	(170)
State	44	103	(224)
Foreign	118	(10)	(46)

Total deferred	(18)	250	(440)

Provision for (benefit from) income taxes	$471	$772	$(294)

     Undistributed earnings at our foreign subsidiary are not significant. We reconciled the provision for income taxes with the federal statutory rate for the year ended December 31 as follows:

	2001	2000	1999

	(In thousands)
Tax provision computed at the federal statutory tax rate	$(2,722)	$725	$852
State taxes, net of federal tax benefit	(229)	18	47
Utilization of net operating loss carryforwards	—	—	(277)
Effects of foreign operations	248	(65)	(40)
Amortization of goodwill and other permanent differences	369	106	377
Change in the beginning of the year valuation allowance	3,428	48	(975)
Reversal of accrual no longer required	—	(73)	(336)
Foreign tax credits	(623)	—	—
Other	—	13	58

Provision for (benefit from) income taxes	$471	$772	$(294)

     The major components of temporary differences which give rise to the deferred tax accounts at December 31 are as follows:

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	2001	2000

	(In thousands)
Current deferred tax assets:
Reserves and accruals	$283	$357
Net operating loss carryforwards	1,440	119

Total gross current asset	1,723	476
Deferred tax valuation allowance	(1,333)	(90)

Net current asset	$390	$386

Non-current deferred tax assets:
Net operating loss carryforwards	$2,728	$430
Restructuring charges	140	—
Difference between book and tax depreciation	(430)	252
Capital loss carryforwards	—	189
Foreign tax credit carryforwards	623	—
Research tax credit carryforwards and other	130	135

Total gross non-current asset	3,191	1,006
Deferred tax asset valuation allowance	(2,501)	(316)

Net non-current asset	$690	$690

Total net deferred tax asset	$1,080	$1,076

     The increase in the deferred tax valuation allowance in 2000 principally reflects our revised expectations for the realization of state net operating loss carryforwards. In the fourth quarter of 1999, we recognized an income tax benefit of approximately $440,000 from reducing the valuation allowance primarily as a result of the continued improvement in our operating results and prospects and, in addition, we offset approximately $347,000 of federal and state taxes with utilization of net operating loss carryforwards. The recognition of the net deferred tax asset is based upon the expected utilization of net operating loss carryforwards that we believe will more likely than not be realized. The net change in the valuation allowance was an increase (decrease) of $3,428,000, $48,000 and $(1,252,000) in 2001, 2000 and 1999, respectively.

     We have classified the long-term deferred tax asset with “Other assets” on the accompanying Consolidated Balance Sheets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Although realization is not assured, we believe more likely than not that the net deferred tax asset will be realized in the future primarily from the generation of US source taxable income or the disposition of certain investments. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are lowered or are lower than currently estimated.

     As of December 31, 2001, we have net operating loss carryforwards for federal and state income tax reporting purposes of approximately $11,067,000 and $160,000, respectively. The federal loss carryforwards expire at various dates through 2019 and the state loss carryforwards expire at various dates through 2005. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

5. INCENTIVE STOCK PLANS AND STOCK REPURCHASE PROGRAM

1997 and 1988 Incentive Stock Plans

     In May 1997, our stockholders approved the 1997 Incentive Stock Plan whereby stock options, including incentive stock options, non-qualified options, restricted shares, performance shares, bonus shares and stock appreciation rights may be granted to employees, consultants and directors, for up to 500,000 shares of common stock. This 1997 Plan, which expires in 2007, is administered by the Officers Compensation Committee of the Board of Directors. The Committee determines the term of each stock option (up to a maximum of ten years). The exercise price cannot be less than 100% of the fair market value of the common stock on the date the option is granted. Unless the Committee determines otherwise, options will be exercisable with respect to 6.25% of the granted shares on the first day of each of the first sixteen calendar quarters after the grant date. As of December 31, 2001, we had granted 408,059 options and canceled 7,500 options. No options have been exercised under the 1997 Plan.

     In November 1988, we adopted the 1988 Incentive Stock Plan. The 1988 Plan expired in 1998. Under the 1988 Plan, nonstatutory options and stock purchase rights could be granted to employees and consultants, while incentive stock options could only be granted to employees, for up to a total of 1,280,000 shares of common stock. Options granted under the 1988 Plan vest generally over a 48-month period and expire ten years after the grant date. Effective March 24, 1998 we engaged in a stock option exchange program that effectively repriced all then outstanding options having an exercise price above the then current market price of $2.375. See “Repriced granted/canceled” in the following table. The repriced options began vesting effective April 24, 1998 over a 48-month period. The exercise price for all options exchanged was $2.375.

     Options to purchase 808,989, 604,931 and 453,790 shares of common stock under the 1988 and 1997 incentive stock option plans were exercisable at December 31, 2001, 2000 and 1999, respectively. Option information for the periods presented is as follows:

		Options Outstanding

			Weighted
	Options		Average
	Available	Number	Exercise
	for Grant	of Options	Price

Balance at December 31, 1998	289,941	938,508	$2.95

Granted	(30,000)	30,000	3.38
Canceled	—	(33,377)	2.38
Exercised	—	(8,123)	2.38

Balance at December 31, 1999	259,941	927,008	2.41

Granted	(88,000)	88,000	4.40
Canceled	6,000	(46,545)	2.61
Exercised	—	(42,481)	2.34

Balance at December 31, 2000	177,941	925,982	2.59

Granted	(80,000)	80,000	3.22
Canceled	1,500	(21,500)	2.80
Exercised	—	(5,283)	2.09

Balance at December 31, 2001	99,441	979,199	$2.64

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

1992 Director Option Plan

     In May 1992, we adopted the 1992 Director Option Plan (''the Director Plan’’) and reserved 250,000 shares of common stock for issuance under this plan. On March 22, 1997, we changed the Director Plan to provide for grants to outside directors only. The options vest over a 48-month period and are granted at fair market value. Options granted prior to 2000 expire five years from the original grant date. On November 30, 1999, the Director Plan was amended to change the date of automatic grants from January 1 to March 1. On February 18, 2000, the Director Plan was amended to increase the number of annual option grants to each director to 10,000 from 5,000, to increase the life of newly issued option grants to 10 years from 5 years and to extend the expiration date of the Director Plan to March 31, 2004. Options to purchase approximately 30,409, 25,307 and 15,204 shares of common stock under the Director Plan were exercisable at December 31, 2001, 2000 and 1999, respectively.

     Option information for the periods presented is as follows:

		Options Outstanding

	Options		Weighted
	Available	Number	Average
	for Grant	of Options	Price

Balance at December 31, 1998	177,813	50,000	$2.38

Granted	(10,000)	10,000	4.63
Canceled	15,000	(15,000)	2.88
Exercised	—	(15,000)	2.00

Balance at December 31, 1999	182,813	30,000	4.02

Granted	(20,000)	20,000	5.00

Balance at December 31, 2000	162,813	50,000	4.41

Granted	(30,000)	30,000	3.49
Canceled	10,000	(10,000)	4.88

Balance at December 31, 2001	142,813	70,000	$3.95

     The following summarizes information about all stock option plans at December 31, 2001:

Options Outstanding				Options Exercisable

			Weighted Avg.		Weighted
		Weighted	Remaining		Average
Range of	Options	Average	Contractual	Options	Exercise
Exercise Price	Outstanding	Exercise Price	Life	Exercisable	Price

$0.00 - $2.00	73,052	$2.00	3.0 Years	73,052	$2.00
$2.01 - $2.38	663,147	2.38	6.3 Years	621,733	2.38
$2.39 - $5.00	313,000	3.66	7.7 Years	144,613	3.59

	1,049,199	$2.73	6.5 Years	839,398	$2.55

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Proforma Information

     We continue to apply APB No. 25 in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If we had determined compensation cost for our stock based compensation plans in accordance with the fair value method prescribed by SFAS No. 123, our proforma net income (loss) and income (loss) per share for the years ended December 31 would have been as follows:

	2001	2000	1999

	(In thousands, except per share amounts)
Net income (loss), as reported	$(8,476)	$1,361	$2,800
Net income (loss), pro forma	(8,773)	1,190	2,580
Basic income (loss) per share, as reported	$(1.45)	$0.23	$0.48
Basic income (loss) per share, pro forma	(1.50)	0.20	0.45
Diluted income (loss) per share, as reported	(1.45)	0.22	0.47
Diluted income (loss) per share, pro forma	(1.50)	0.20	0.44

     The weighted average fair values of options granted during 2001, 2000 and 1999 were $2.31, $2.92 and $2.26, respectively. We estimate the fair value of each grant on the date of grant using the Binomial option pricing model with the following weighted average assumptions:

	2001	2000	1999

Risk free rate of return	4%	6%	5%
Option lives in years	3 to 5	3 to 5	3 to 5
Annual volatility of stock price	107%	93%	89%
Dividend yield	0.0%	0.0%	0.0%

     The above proforma amounts include compensation expense for options granted since January 1, 1997, and may not be representative of that to be expected in future years.

Common Stock Repurchase Program

     In November, 1999, our Board of Directors approved a common stock repurchase program whereby we are able to purchase up to 300,000 shares (approximately 5%) of our common stock from time to time on the open market or in privately negotiated sales. In connection with this program, our bank has authorized up to $2.0 million from our existing Credit Agreement to be used toward repurchase of our common stock under this program. The repurchase program contains certain restrictions, including limitations on the quantity of, bid price and timing of stock purchases. As of December 31, 2001, no shares have been repurchased.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

6. INCOME (LOSS) PER SHARE

     The calculations of basic and diluted income (loss) per share are as follows:

	2001	2000	1999

	(In thousands, except per share amounts)
Net income (loss)	$(8,476)	$1,361	$2,800

Denominator for basic income (loss) per share — weighted average common shares	5,851	5,822	5,786
Dilutive stock options	—	247	168

Denominator for diluted income (loss) per share	5,851	6,069	5,954

Basic income (loss) per share	$(1.45)	$0.23	$0.48

Diluted income (loss) per share	$(1.45)	$0.22	$0.47

     We did not include options and warrants to purchase 1,049,199 and 150,000 shares, respectively, of our common stock because their effect would have been antidilutive due to the net loss reported for the year ended December 31, 2001. We did not include options to purchase 105,000 and 113,500 shares of our common stock at December 31, 2000 and 1999, respectively, in the computation of diluted income per share because their exercise prices were greater than the average market share price of our common stock of $3.40 and $2.92, respectively.

7. PROFIT SHARING PLAN

     We have a 401(k) plan which is available to all employees who have reached age 18 and have completed at least three consecutive months of service. The 401(k) Plan provides that each participant may contribute a portion of his or her salary, within certain limits prescribed by U.S. tax laws. We will make a matching contribution of at least 10% of the amount contributed by each participant. We may make additional matching or discretionary profit sharing contributions. Our contributions vest after three years of service. The total contribution expenses we recorded were $30,000, $57,000 and $73,000 for 2001, 2000 and 1999, respectively.

8. STOCKHOLDER RIGHTS PLAN

     On November 30, 1999 our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of PharmChem for its stockholders if there were a future unsolicited acquisition attempt. In connection with the plan, our Board declared a dividend of one preferred share purchase right for each share of PharmChem’s Common Stock on the November 30, 1999 record date and further directed the issuance of one such right with respect to each share of our Common Stock that we issue after the record date, except in certain circumstances. Each right will entitle a stockholder to buy 1/100 of a share of preferred stock at an exercise price of $35.00 which will be subject to adjustment in certain circumstances.

     Subject to certain exceptions, if a person or group acquires 15% or more of our outstanding Common Stock, commences, or announces an intention to make, a tender offer, consummation of which would result in the ownership of 15% or more of our outstanding Common Stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right’s then-current exercise price, a number of our common shares having a market value of twice the right’s exercise price. Such person or group will not include a 15% stockholder holding more than 15% of the outstanding common shares at the time of adoption of the plan who may accumulate up to 25% of our common shares before triggering the rights. In addition, if at any time after a person or group (other than certain exempt

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

persons) acquires 15% or more of our common shares or we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at a right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the right’s exercise price. The rights will expire on November 30, 2009. Our bank modified the Credit Agreement to permit the declaration and distribution of a dividend in connection with this stockholder rights plan.

     On December 19, 2000 our Board of Directors amended the stockholder rights plan to increase the threshold for existing 15% stockholders to a 27% ownership level from a 25% ownership level. In 2001, in connection with the expected issuance of subordinated debt and stock warrants to certain existing stockholders, our Board of Directors amended the stockholder rights plan to further increase the threshold for existing 15% stockholders to a 30% ownership level.

9. COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments under noncancellable operating leases for our office, laboratory and warehouse space at December 31, 2001 were as follows (in thousands):

Amount

2002	$680
2003	635
2004	537
2005	492
2006 & thereafter	2,306

Total commitments	$4,650

     Rental expense for operating leases amounted to approximately $1,247,000, $1,263,000 and $1,251,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of $2,306,000 appearing in the above table is principally comprised of rent through the year 2011 on our new Haltom City, Texas facility.

     We are the defendant in certain legal matters which are normal for the industry in which we operate. Our management believes that these matters, both individually and in the aggregate, will not have a material adverse impact on PharmChem’s financial position or results of operations.

10. RELATED PARTY TRANSACTIONS

     In connection with his relocation at the time of accepting employment with the Company in July 1991, our Board of Directors approved a loan from the Company to Neil A. Fortner, Vice President, Laboratory Operations, in the amount of $109,000 for the purpose of purchasing a primary residence. This loan was repaid in June 2001. This loan was included in “Prepaids and other current assets” in the accompanying consolidated balance sheets as of December 31, 2000.

     As more fully disclosed in Note 3, “Debt”, we entered into transactions with three stockholders whereby the Company issued unsecured subordinated promissory notes totaling $1,500,000 and stock warrants to purchase an aggregate of 150,000 shares of our common stock.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

11. REPORTABLE SEGMENTS

     We have two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment serves primarily the United Kingdom (62% of international sales in 2001) and also includes the European, Asian, Middle Eastern and South American markets. PharmChem’s California and Texas operations service the Domestic segment and Medscreen services the International segment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements. The functional currency of Medscreen is the local currency. There were no significant transaction gains or losses during the year ended December 31, 2001, nor was there a significant foreign currency rate change subsequent to December 31, 2001. Medscreen’s transactions are denominated approximately 84% in British pound sterling and 16% in US dollars. As discussed in Note 13, “Subsequent Events”, we completed the sale of Medscreen on March 25, 2002.

     We evaluate segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments as of and for the years ended December 31 is as follows:

		Domestic	International	Total

		(In thousands)
2001:	Net sales from external customers	$36,566	$7,411	$43,977
	Depreciation and amortization	2,080	217	2,297
	Segment profit (loss)	(8,997)	1,624	(7,373)
	Segment assets	24,775	3,722	28,497
	Expenditures for long-lived assets	5,275	70	5,345
2000: Net sales from external customers		$39,394	$7,438	$46,832
	Depreciation and amortization	1,955	297	2,252
	Segment profit	927	1,649	2,576
	Segment assets	21,016	6,249	27,265
	Expenditures for long-lived assets	3,470	76	3,546
1999: Net sales from external customers		$37,411	$7,076	$44,487
	Depreciation and amortization	1,783	274	2,057
	Segment profit	1,665	1,274	2,939
	Segment assets	18,410	6,636	25,046
	Expenditures for long-lived assets	2,812	195	3,007

     Two customers of the Domestic segment accounted for the following as a percentage of our consolidated net sales for the year ended December 31:

	2001	2000	1999

Customer A	20.3%	17.8%	18.9%
Customer B	9.6%	11.4%	10.3%

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

12. RESTRUCTURING CHARGE

     On May 15, 2001, our Board of Directors formally approved a plan to close our Menlo Park, California corporate headquarters, main laboratory and distribution center and relocate these operations to Texas. These expenses were accrued and recorded in continuing operations for the three months ended June 30, 2001. Detail of the charges to expense, payment activity and ending accrual balance related to the restructuring is presented in the following table (in thousands):

			Accrual		Accrual		Accrual
			As of		As of		As of
	Total	2nd Qtr '01	June 30,	3rd Qtr '01	September 30,	4th Qtr '01	December 31,
Restructuring Expense	Charge	Payments	2001	Payments	2001	Payments	2001

Severance and related benefits	$330	$(140)	$190	$(9)	$181	$(107)	$74

Clean-up and remediation	371	(78)	293	(80)	213	—	213

Repairs	226	(210)	16	(7)	9	—	9

Legal and other	102	(15)	87	(19)	68	(1)	67

Total	$1,029	$(443)	$586	$(115)	$471	$(108)	$363

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The lease on our main Menlo Park facility terminated on June 1, 2001 and the restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 118 employees were terminated as of December 31, 2001. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs includes sewer line repair or replacement as contractually provided for in the lease agreement. In addition, we expect to continue to incur legal and other fees related to interpretation of the lease’s contractual obligations. The accrual balance of $363,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred and there are no costs in the restructuring provision that relate to the new Texas facility.

13. SUBSEQUENT EVENTS

     On February 14, 2002, we entered into a letter of intent for the sale of 100% of the capital stock of Medscreen. In connection with the proposed sale of Medscreen, on March 1, 2002, we entered into an Amendment and Forbearance Agreement (Amendment) relating to our Credit Agreement with our bank. This Amendment provided for an overadvance cash advance up to a maximum of $1,500,000 at a rate equal to the bank’s prime rate plus two percent. As collateral for the overadvance, we pledged 600 shares of the capital stock of Medscreen. The overadvance matured on the date the proceeds were received from the sale of Medscreen. On the overadvance maturity date, (i) the borrowing base of the revolving line of credit was reduced to seventy-five percent (from eighty-five percent) of qualified accounts receivables, (ii) the maximum revolving line of credit was reduced to $4,250,000 (from $5,750,000) and (iii) the amount outstanding under the revolving line of credit was required to be prepaid to the lesser of $4,250,000 or the borrowing base less $750,000.

     On March 25, 2002, we completed the sale of Medscreen for approximately $10.0 million. Approximately $4,310,000 of the proceeds was used to fully repay the Installment Note, fully repay Medscreen’s two loan facilities and to repay a portion of our revolving line of credit. The remainder of the proceeds will be used for general corporate purposes. Our primary lender waived the financial covenant violations which existed on September 30, 2001 and

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

December 31, 2001. The transaction will be recorded in the first quarter of 2002. Refer to Note 3, “Debt and Liquidity,” for further discussion of our debt.

     Our common stock trades on The Nasdaq National Market (Nasdaq) under the symbol “PCHM”. In February 2002, Nasdaq informed us we were not in compliance with the $5,000,000 minimum market value requirement for our publicly held shares, as stated in Marketplace Rule 4450(a)(2). Publicly held shares exclude shares held directly or indirectly by any officer or director of PharmChem and by any person who is the beneficial owner of more than 10% of the total shares outstanding. The letter provides us with 90 calendar days, or until May 15, 2002, to come into compliance with this rule, which would require PharmChem’s publicly held shares to maintain a minimum market value of $5,000,000 for a minimum of ten consecutive trading days during that period. If PharmChem fails to meet this requirement, it will become subject to delisting from Nasdaq, at which time PharmChem can appeal the delisting to the Nasdaq Listing Qualifications Panel. Alternatively, PharmChem has the option, during the 90 day period, of applying to transfer its securities to The Nasdaq SmallCap Market, where it would have to satisfy continued inclusion requirements for that market. Market value of publicly held shares on The Nasdaq SmallCap Market must be $1,000,000 or more.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized selected quarterly financial data	Quarters Ended

	3/31	6/30	9/30	12/31

	(In thousands, except per share amounts)
2001:
Net sales	$11,549	$10,789	$11,610	$10,029
Gross profit	2,842	623	1,703	2,265
Net loss	(700)	(5,557)	(1,672)	(547)
Basic loss per share	(0.12)	(0.95)	(0.29)	(0.09)
Diluted loss per share	(0.12)	(0.95)	(0.29)	(0.09)
Basic weighted average shares outstanding	5,847	5,851	5,853	5,853
Diluted weighted average shares outstanding	5,847	5,851	5,853	5,853
2000:
Net sales	$10,608	$11,580	$11,956	$12,688
Gross profit	3,398	3,520	3,493	3,506
Net income	282	374	403	302
Basic income per share	$0.05	$0.06	$0.07	$0.05
Diluted income per share	$0.05	$0.06	$0.07	$0.05
Basic weighted average shares outstanding	5,809	5,823	5,824	5,833
Diluted weighted average shares outstanding	6,170	5,986	6,063	6,063

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEMS 10 TO 13 Inclusive

     We have omitted these items in accordance with the General Instructions to Form 10-K. Information regarding our Directors and Executive Officers is incorporated by reference to PharmChem’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Stockholders.

     Additional information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K on page 11.

PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  (1) Financial Statements.

Page
Number
in This
Report

Report of KPMG LLP, Independent Auditors	26
Report of Gallagher & Co., Independent Auditors	27
Consolidated Balance Sheets at December 31, 2001 and 2000	28
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	29
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999	30
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	31
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	32
Notes to Consolidated Financial Statements	33
(a)(2) Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts	55

     All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

Exhibit
Number	Description of Document

2.01[1]	Agreement and Plan of Merger of PharmChem, Inc., a Delaware corporation, and PharmChem Laboratories, Inc., a California corporation.
2.02[1]	Certificate of Merger of PharmChem Laboratories, Inc. into PharmChem, Inc.
2.03[20]	Share Purchase Agreement for the Sale of Medscreen, Limited.
3.01[1]	Certificate of Incorporation of PharmChem, Inc.
3.02[1]	Bylaws of PharmChem, Inc.
4.01[2]	Restated Modification Agreement dated August 14, 1989.
10.01[2]	1988 Incentive Stock Plan, as amended.
10.02[5]	Form of Stock Option Agreement.
10.03[2]	Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).
10.04[5]	Form of Stock Option Agreement (January 1, 1995).
10.05[2]	Form of Stock Purchase Agreement.
10.06[3]	1992 Director Option Plan.
10.07[3]	Form of Director Option Agreement.
10.08[7]	Amendment Number 1 to 1992 Director Option Plan dated February 28, 1996.
10.09[7]	Amendment Number 2 to 1992 Director Option Plan dated March 4, 1997.
10.10[12]	Amendment Number 3 to 1992 Director Option Plan dated November 30, 1999.
10.11[1]	Amendment Number 4 to 1992 Director Option Plan dated February 18, 2000.
10.12[8]	1997 Equity Incentive Plan.
10.13[8]	Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity Incentive Plan.
10.14[8]	Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.
10.15[2]	401(k) Plan.
10.16[7]	Amendment to 401(k) Plan dated August 25, 1996.
10.17[10]	Amendment to 401(k) Plan dated September 15, 1998.
10.18	Amendment to 401(k) Plan dated December 3, 2001.
10.19[11]	Rights Agreement dated November 30, 1999.
10.20[17]	Amendment to Rights Agreement dated December 18, 2000.
10.21[18]	Amendment to Rights Agreement dated September 4, 2001.
10.22[2]	Lease Agreements for the Company’s offices in Menlo Park, California dated October 21, 1988 and September 11, 1990, respectively.
10.23[6]	Lease Amendment for the Company’s offices in Menlo Park, California dated November 30, 1995.
10.24[7]	Lease Amendment for the Company’s offices in Menlo Park, California dated March 6, 1996.
10.25[13]	Lease Amendment for the Company’s distribution center in Menlo Park, California dated May 7, 1999.
10.26[4]	Harbour Quay (London) Lease Documents.
10.27[7]	Lease Agreement for the Company’s offices in Fort Worth, Texas dated October 24, 1991.
10.28[7]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated December 8, 1992.
10.29[7]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated February 9, 1996.
10.30[15]	Lease Agreement for the Company’s offices in Haltom City, Texas dated February 16, 2001.

Exhibit
Number	Description of Document

10.31[1]	Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated May 15, 2000.
10.32[1]	Intellectual Property Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated May 15, 2000.
10.33[1]	Modification to Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated September 7, 2000.
10.34[1]	Variable Rate Installment Note between Comerica Bank of California and PharmChem, Inc. dated September 7, 2000.
10.35[15]	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated April 17, 2001.
10.36[15]	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated May 25, 2001.
10.37[15]	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated July 18, 2001.
10.38[19]	Amendment to Loan and Security Agreement and Limited Waiver between Comerica Bank of California and PharmChem, Inc. dated September 12, 2001.
10.39[1]	Form of Indemnification Agreement.
10.40[12]	Lease Agreement for computer software between American Technologies Credit, Inc. and PharmChem, Inc. dated March 29, 1999.
10.41[12]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated November 23, 1999.
10.42[4,9]	Supply Agreement with SolarCare Technologies Corporation dated August 1, 1993.
10.43[6,9]	First Amendment to Supply Agreement dated December 1, 1995.
10.44[14]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated December 15, 2000.
10.45[16]	Lease Agreement for computer software between First American Commercial Bancorp, Inc. and PharmChem, Inc. dated July 25, 2001.
10.46	Term Loan Facility (£900,000) between Lloyd’s TSB Bank plc and Medscreen Limited dated September 28, 2001.
10.47	Term Loan Facility (£350,000) between Lloyd’s TSB Bank plc and Medscreen Limited dated September 28, 2001.
10.48[19]	Unsecured Subordinated Promissory Notes and Common Stock Warrants between three stockholders and PharmChem, Inc. dated between September 14, 2001 and September 21, 2001.
10.49[20]	Amendment and Forbearance Agreement between Comerica Bank of California and PharmChem, Inc. dated March 1, 2002.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants.
23.02	Consent of Gallagher & Co., Chartered Accountants.

[1] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

[2] Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

[3] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

[4] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

[5] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

[6] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

[7] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

[8] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

[9] Confidential treatment requested as to certain portions of this exhibit.

[10] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

[11] Incorporated by reference from the Company’s Current Report on Form 8-K dated December 6, 1999.

[12] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

[13] Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

[14] Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

[15] Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

[16] Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

[17] Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2000.

[18] Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2001.

[19] Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2001.

[20] Incorporated by reference from the Company’s Current Report on Form 8-K dated March 25, 2002.

(b) Reports on Form 8-K

Report on Form 8-K dated June 1, 2001 to announce the appointment of Stephen I. Schorr to our Board of Directors and chair of the Audit Committee.

Report on Form 8-K dated September 4, 2001 to report the amendment of our stockholder rights agreement.

Report on Form 8-K dated September 12, 2001 to announce the closing of transactions with three stockholders for issuance of subordinated debt, granting of stock warrants and an amendment to our Loan and Security Agreement and Limited Waiver with our bank.

Report on Form 8-K dated March 25, 2002 to announce the closing of the sale of Medscreen and an Amendment and Forbearance Agreement with our bank.

(c) Exhibits

See (a) (3) above.

(d) Financial Statement Schedule

See (a) (2) above.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 12th day of April, 2002.

PHARMCHEM, INC.

By: /s/ Joseph W. Halligan

Joseph W. Halligan President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Halligan, acting individually, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph W. Halligan Joseph W. Halligan	President, Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2002

/s/ David A. Lattanzio David A. Lattanzio	Chief Financial Officer, Vice President, Finance and Administration (Principal Accounting and Financial Officer) and Secretary	April 12, 2002

/s/ Richard D. Irwin Richard D. Irwin	Chairman of the Board and Director	April 12, 2002

/s/ Donald R. Stroben Donald R. Stroben	Director	April 12, 2002

/s/ Stephen I. Schorr Stephen I. Schorr	Director	April 12, 2002

SCHEDULE II

PHARMCHEM, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to
	Balance at	(Reduction of)		Balance at
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions	of Period

Allowance for Doubtful Accounts
Year ended:
December 31, 1999	$562	$141	$158	$545

December 31, 2000	$545	$(119)	$50	$376

December 31, 2001	$376	$187	$114	$449

Exhibit Index

Exhibit
Number	Description of Document

2.01[1]	Agreement and Plan of Merger of PharmChem, Inc., a Delaware corporation, and PharmChem Laboratories, Inc., a California corporation.
2.02[1]	Certificate of Merger of PharmChem Laboratories, Inc. into PharmChem, Inc.
2.03[20]	Share Purchase Agreement for the Sale of Medscreen, Limited.
3.01[1]	Certificate of Incorporation of PharmChem, Inc.
3.02[1]	Bylaws of PharmChem, Inc.
4.01[2]	Restated Modification Agreement dated August 14, 1989.
10.01[2]	1988 Incentive Stock Plan, as amended.
10.02[5]	Form of Stock Option Agreement.
10.03[2]	Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).
10.04[5]	Form of Stock Option Agreement (January 1, 1995).
10.05[2]	Form of Stock Purchase Agreement.
10.06[3]	1992 Director Option Plan.
10.07[3]	Form of Director Option Agreement.
10.08[7]	Amendment Number 1 to 1992 Director Option Plan dated February 28, 1996.
10.09[7]	Amendment Number 2 to 1992 Director Option Plan dated March 4, 1997.
10.10[12]	Amendment Number 3 to 1992 Director Option Plan dated November 30, 1999.
10.11[1]	Amendment Number 4 to 1992 Director Option Plan dated February 18, 2000.
10.12[8]	1997 Equity Incentive Plan.
10.13[8]	Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity Incentive Plan.
10.14[8]	Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.
10.15[2]	401(k) Plan.
10.16[7]	Amendment to 401(k) Plan dated August 25, 1996.
10.17[10]	Amendment to 401(k) Plan dated September 15, 1998.
10.18	Amendment to 401(k) Plan dated December 3, 2001.
10.19[11]	Rights Agreement dated November 30, 1999.
10.20[17]	Amendment to Rights Agreement dated December 18, 2000.
10.21[18]	Amendment to Rights Agreement dated September 4, 2001.
10.22[2]	Lease Agreements for the Company’s offices in Menlo Park, California dated October 21, 1988 and September 11, 1990, respectively.
10.23[6]	Lease Amendment for the Company’s offices in Menlo Park, California dated November 30, 1995.
10.24[7]	Lease Amendment for the Company’s offices in Menlo Park, California dated March 6, 1996.
10.25[13]	Lease Amendment for the Company’s distribution center in Menlo Park, California dated May 7, 1999.
10.26[4]	Harbour Quay (London) Lease Documents.
10.27[7]	Lease Agreement for the Company’s offices in Fort Worth, Texas dated October 24, 1991.
10.28[7]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated December 8, 1992.
10.29[7]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated February 9, 1996.
10.30[15]	Lease Agreement for the Company’s offices in Haltom City, Texas dated February 16, 2001.
10.31[1]	Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated May 15, 2000.

Exhibit
Number	Description of Document

10.31[1]	PharmChem Laboratories, Inc. dated May 15, 2000.
10.32[1]	Intellectual Property Security Agreement between Comerica Bank of California and PharmChem Laboratories, Inc. dated May 15, 2000.
10.33[1]	Modification to Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated September 7, 2000.
10.34[1]	Variable Rate Installment Note between Comerica Bank of California and PharmChem, Inc. dated September 7, 2000.
10.35[15]	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated April 17, 2001.
10.36[15]	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated May 25, 2001.
10.37[15]	Modification to Amended and Restated Loan and Security Agreement between Comerica Bank of California and PharmChem, Inc. dated July 18, 2001.
10.38[19]	Amendment to Loan and Security Agreement and Limited Waiver between Comerica Bank of California and PharmChem, Inc. dated September 12, 2001.
10.39[1]	Form of Indemnification Agreement.
10.40[12]	Lease Agreement for computer software between American Technologies Credit, Inc. and PharmChem, Inc. dated March 29, 1999.
10.41[12]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated November 23, 1999.
10.42[4,9]	Supply Agreement with SolarCare Technologies Corporation dated August 1, 1993.
10.43[6,9]	First Amendment to Supply Agreement dated December 1, 1995.
10.44[14]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated December 15, 2000.
10.45[16]	Lease Agreement for computer software between First American Commercial Bancorp, Inc. and PharmChem, Inc. dated July 25, 2001.
10.46	Term Loan Facility (£900,000) between Lloyd’s TSB Bank plc and Medscreen Limited dated September 28, 2001.
10.47	Term Loan Facility (£350,000) between Lloyd’s TSB Bank plc and Medscreen Limited dated September 28, 2001.
10.48[19]	Unsecured Subordinated Promissory Notes and Common Stock Warrants between three stockholders and PharmChem, Inc. dated between September 14, 2001 and September 21, 2001.
10.49[20]	Amendment and Forbearance Agreement between Comerica Bank of California and PharmChem, Inc. dated March 1, 2002.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants.
23.02	Consent of Gallagher & Co., Chartered Accountants.

[1] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

[2] Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

[3] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

[4] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

[5] Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.