Form 10-Q
period 2002-03-31
PHARMCHEM INC
filed 2002-05-17
CIK 876645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

     (Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________________ to ___________________________

Commission File Number 0-19371

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0187280 (IRS Employer Identification Number)

4600 Beach Street Haltom City, Texas (Address of principal executive offices)	76137 (Zip Code)

Registrant’s telephone number, including area code: (817) 605-5300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

     As of April 30, 2001, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

PHARMCHEM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

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

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

	March 31,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,265	$197
Accounts receivable, net	4,951	5,378
Inventory	1,841	2,160
Prepaid expenses	510	538
Deferred income taxes	—	390
Net current assets of discontinued operations	—	526

TOTAL CURRENT ASSETS	14,567	9,189

PROPERTY AND EQUIPMENT, net	12,857	12,915
OTHER ASSETS	71	763
GOODWILL, net	729	729
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1,613

TOTAL ASSETS	$28,224	$25,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$4,002	$4,544
Current portion of long-term debt	2,396	2,668
Accounts payable	4,566	5,935
Accrued compensation	749	635
Accrued collectors and other liabilities	2,346	1,659

TOTAL CURRENT LIABILITIES	14,059	15,441
LONG-TERM DEBT, net of current portion	2,822	3,030

TOTAL LIABILITIES	16,881	18,471

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 shares issued and outstanding at March 31, 2002 and December 31, 2001	6	6
Additional paid-in capital	19,589	19,589
Accumulated other comprehensive loss	—	(279)
Accumulated deficit	(8,252)	(12,578)

TOTAL STOCKHOLDERS’ EQUITY	11,343	6,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,224	$25,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

Three Months Ended
March 31,

2002	2001

NET SALES	$7,476	$9,634
COST OF SALES	5,668	7,714

GROSS PROFIT	1,808	1,920

OPERATING EXPENSES:
Selling, general and administrative	2,013	2,824
Amortization of goodwill	—	32

Total operating expenses	2,013	2,856

LOSS FROM OPERATIONS	(205)	(936)
Interest expense	119	69
Other expense (income)	68	(13)

187	56

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(392)	(992)
BENEFIT FROM INCOME TAXES	(82)	—

LOSS FROM CONTINUING OPERATIONS	(310)	(992)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes of $184 and $147, respectively	359	292
Gain on disposition, net of applicable income taxes of $1,116	4,277	—

NET INCOME (LOSS)	$4,326	$(700)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC:	Continuing operations	$(0.05)	$(0.17)
Discontinued operations	0.79	0.05

Net income (loss)	$0.74	$(0.12)

DILUTED:	Continuing operations	$(0.05)	$(0.17)
Discontinued operations	0.79	0.05

Net income (loss)	$0.74	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,853	5,847

DILUTED	5,862	5,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

NET INCOME (LOSS)	$4,326	$(700)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation	(53)	(136)
Realized foreign currency exchange loss	53	—

	—	(136)

COMPREHENSIVE INCOME (LOSS)	$4,326	$(836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,326	$(700)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(359)	(292)
Depreciation and amortization	540	502
Provision for doubtful accounts	118	15
Gain on sale of disposition of subsidiary, net of tax	(4,277)	—
Deferred income taxes	—	(4)
Deferred gain on sale of computer software	—	(6)
Amortization of discount on subordinated debt	43	—
Changes in operating assets and liabilities
Accounts receivable	309	455
Inventory	319	(73)
Prepaids and other current assets	28	(93)
Other assets	2	(142)
Accounts payable and other accrued liabilities	(568)	(1,323)
Other noncurrent liabilities	—	1

Net cash provided by (used in) operating activities of continuing operations	481	(1,660)

Net cash provided by operating activities of discontinued operations	161	150

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(482)	(867)
Proceeds from sale of discontinued operations	10,000	—

Net cash provided by (used in) investing activities of continuing operations	9,518	(867)

Net cash used in investing activities of discontinued operations	(40)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(523)	(583)
Proceeds from lease financing	—	2,363
Borrowings (repayments) on revolving line of credit, net	(542)	724

Net cash provided by (used in) financing activities of continuing operations	(1,065)	2,504

Net cash used in financing activities of discontinued operations	(1,987)	—

EFFECT OF EXCHANGE RATE CHANGES	—	(136)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,068	(9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197	22

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,265	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation, General and Business

     PharmChem, Inc. is a leading independent laboratory that provides integrated drug testing services. Our customers include private and public employers, criminal justice agencies and drug treatment programs in the United States who seek to detect and deter the use of illegal drugs and alcohol. The consolidated financial statements include the accounts of PharmChem and Medscreen Limited (“Medscreen”), a United Kingdom company. Medscreen was sold on March 25, 2002 and, as a result, is presented as discontinued operations in the accompanying financial statements for all periods presented. Medscreen’s financial statements were translated based on the month-end spot rate for the balance sheets and a weighted average of the spot rates for the statements of operations.

     The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

     In the first quarter of 2002, we implemented Financial Accounting Standards Board Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. This Statement further requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As permitted by SFAS 142, we will implement the impairment provisions in the second quarter of 2002 and the adoption of the impairment provisions of SFAS 142 is not expected to have a material effect on our consolidated financial position or results of operations. On an ongoing basis, the amortization of goodwill noted in the Condensed Consolidated Statements of Operations was eliminated beginning January 1, 2002. The following table shows the Company’s net loss excluding the goodwill amortization in 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,

	2002	2001

Reported net loss from continuing operations	$(310)	$(992)
Amortization of PharmChem, Inc. goodwill	—	32

Adjusted net loss from continuing operations	(310)	(960)

Income from discontinued operations	359	292
Amortization of Medscreen, Ltd. goodwill	—	14

Adjusted net income from discontinued operations	359	306

Gain from sale of discontinued operations	4,277	—

Adjusted net income (loss)	$4,326	$(654)

Adjusted net loss from continuing operations per share	$(0.05)	$(0.16)

Adjusted net income from discontinued operations per diluted share	$0.06	$0.05

Adjusted net income (loss) per diluted share	$0.74	$(0.11)

2. Discontinued Operations

     On March 25, 2002, we completed the sale of Medscreen for approximately $10.0 million. In connection with the sale, Medscreen’s two loan facilities totaling approximately $1,663,000 were fully repaid. Closing and other settlement costs totaled approximately $324,000 and approximately $929,000 was used to repay a portion of our revolving line of credit. In April 2002, we fully repaid the term loan with our primary bank and made further repayments on our revolving line of credit (refer to Note 5, “Debt”). The remainder of the proceeds will be used for general corporate purposes.

     Net sales of the discontinued operations were $1,949,000 and $1,916,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. We recorded a gain on the sale of Medscreen of $0.73 per diluted share.

3. Net Income (Loss) per Share

     We compute and disclose our income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted income per share. Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

     Options to purchase 982,000 shares of our common stock for the three months ended March 31, 2002, were not included in the computation of diluted income per share because their exercise prices were greater than the average market price of our common stock of $1.06. Options to purchase 1,067,000 shares of our common stock for the three months ended March 31, 2001, were not included in the computation of diluted income (loss) per share because their effect would have been anti-dilutive. Weighted average dilutive options of 9,000 were used in the computation of dilutive income per share for the three month period ended March 31, 2002.

4. Inventory

     Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001

Laboratory materials	$301	$294
Collection materials	881	1,031
Products	659	835

	$1,841	$2,160

5. Debt

     Our revolving credit agreement, term note, subordinated debt and capitalized lease obligations at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

	2002	2001

Revolving credit agreement pursuant to a revolving loan agreement	$4,002	$4,544
Term installment note (repaid in April 2002)	989	1,103
Subordinated debt, net of discount of $259	1,241	1,198
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	2,988	3,397

	9,220	10,242
Less: current portion and revolving line of credit	(6,398)	(7,212)

Long-term portion	$2,822	$3,030

     In connection with the sale of Medscreen (refer to Note 2, “Discontinued Operations”), on March 1, 2002, we entered into an Amendment and Forbearance Agreement (“Amendment”) relating to our Loan and Security Agreement (“Credit Agreement”) with our bank. This Amendment provided for an overadvance cash advance up to a maximum of $1,500,000 at a rate equal to the bank’s prime rate plus two percent. As collateral for the overadvance, we pledged 600 shares of the capital stock of Medscreen. The Amendment provided that the overadvance would mature on the date the proceeds were received from the sale of Medscreen. In accordance with the Amendment, a portion of the proceeds from the sale of Medscreen were used to fully repay our term installment note in April 2002.

     The Credit Agreement is secured by a lien on a significant portion of our assets. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

     The Credit Agreement was amended at various times during 2001 to change the revolving maturity date to May 31, 2002, reduce the interest rate to the bank’s prime rate (4.75% at March 31, 2002), reduce the maximum line of credit to $5,750,000, reduce the commitment fee to 0.25% of the maximum line of credit, modify our existing covenants and provide for the issuance of subordinated debt. As of March 31, 2002, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $3,928,000 and $4,002,000, respectively. Our bank has waived this temporary overadvance of $74,000 as of March 31, 2002. We were in compliance with our covenants as of March 31, 2002. We are currently in negotiations with the bank to renew our existing credit agreement.

6. Restructuring Charge

     During the second quarter of 2001, our Board of Directors approved a plan to close our Menlo Park, California corporate headquarters, main laboratory and distribution center and relocate these operations to Texas. These expenses were accrued and recorded in continuing operations for the three months ended June 30, 2001. Detail of the payment activity and ending accrual balance related to the restructuring is presented in the following table (in thousands):

	Accrual		Accrual
	As of	1st Qtr '02	As of
	December 31, 2001	Payments	March 31, 2002

Severance and related benefits	$74	$(26)	$48
Clean-up and remediation	213	—	213
Repairs	9	—	9
Legal and other	67	(2)	65

Total	$363	$(28)	$335

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The lease on our main Menlo Park facility terminated on June 1, 2001 and the restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 145 employees were terminated as of March 31, 2002. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs includes sewer line repair or replacement as contractually provided for in the lease agreement. In addition, we expect to continue to incur legal and other fees related to interpretation of the lease’s contractual obligations. The accrual balance of $335,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the “safe harbor” created by these Sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results and those projected in the forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2001. We assume no obligation to update the forward-looking statements or such factors.

Recent Events

     During 2001, we relocated our corporate headquarters, distribution center and laboratory operations from the Silicon Valley area of Northern California to a new facility in Haltom City, Texas. We vacated our primary Menlo Park, California facility in May 2001 and temporarily moved to our existing facility in Fort Worth, Texas until construction was completed at the new Haltom City facility. During the process of relocating to Texas, we incurred significant costs that have been financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs were of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City facility. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, respectively. To mitigate further operating losses, we implemented a cost containment program in the fourth quarter of 2001. This cost containment program included two rounds of layoffs whereby our employee population has decreased approximately 30% from mid-2001 levels, significant reductions in discretionary spending, including travel, renegotiations with certain suppliers to secure more favorable pricing of materials and services and closure of our satellite laboratory in Menlo Park that performed methadone drug testing.

     We were not in compliance with certain covenants under our credit facility with our primary bank for the last three quarterly periods of 2001 due principally to the restructuring charge and nonrecurring expenses associated with the relocation to Texas, the slowdown of the US economy throughout 2001 and the September 11, 2001 event that adversely affected the volume of pre-employment drug testing. In July, our bank waived the covenant violations for the quarter ended June 30, 2001. As further discussed in Note 2, “Discontinued Operations”, in the accompanying Notes to Condensed Consolidated Financial Statements, in March 2002 we completed the sale of Medscreen for approximately $10,000,000 in cash. In connection with the sale of Medscreen, we entered into an Amendment and Forbearance Agreement with our bank and the bank waived covenant violations for the quarterly periods ended September 30, 2001 and December 31, 2001. We were in compliance with our covenants as of March 31, 2002. A portion of the sale proceeds were used to repay debt and the remainder is expected to be sufficient to fund the general corporate needs of the US operations for at least the next year.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon PharmChem’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, restructuring accruals, contingencies, revenue recognition, specimen collector accruals and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     PharmChem believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate the quantity and value of our unused specimen collection kit inventory existing at our customer and contractor field locations using a model that considers actual shipments to these locations, specimens returned to our laboratory for processing, replacement costs and estimates of shrinkage. If the estimated value of this inventory decreases beyond our expectations of recovery, additional inventory write-downs may be required.

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

Results of Operations

     Refer to Note 2, “Discontinued Operations”, to the accompanying Notes to Condensed Consolidated Financial Statements for further information on the recently completed sale of Medscreen in March 2002. The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended March 31,

	2002	2001	2002	2001

			(As a percentage of sales)
NET SALES:
Workplace employers analysis	$2,240	$3,480	30.0%	36.1%
Criminal justice agencies analysis	3,888	4,445	52.0	46.1
Drug rehabilitation programs analysis	45	290	0.6	3.0
Products and other	1,303	1,419	17.4	14.8

Total net sales	7,476	9,634	100.0	100.0
COST OF SALES	5,668	7,714	75.8	80.1

GROSS PROFIT	1,808	1,920	24.2	19.9

OPERATING EXPENSES:
Selling, general and administrative	2,013	2,824	26.9	29.3
Amortization of goodwill	—	32	—	0.3

Total operating expenses	2,013	2,856	26.9	29.6

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(205)	(936)	(2.7)	(9.7)
OTHER EXPENSE, net	187	56	2.5	0.6
BENEFIT FROM INCOME TAXES	(82)	—	(1.1)	—

LOSS FROM CONTINUING OPERATIONS	(310)	(992)	(4.1)	(10.3)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes	359	292	4.8	3.0
Gain on sale of disposition, net of applicable income taxes	4,277	—	57.2	—

NET INCOME (LOSS)	$4,326	$(700)	57.9%	(7.3)%

     Net sales for the three months ended March 31, 2002 decreased $2,158,000 (22.4%) to $7,746,000 in 2002 from $9,634,000 in 2001. We recorded $2,042,000 (24.9%) lower laboratory analysis sales across all customer classes and $261,000 (28.6%) lower product sales, which more than offset a $145,000 (26.3%) increase in non-laboratory services. Specimen (including product related analyses) volume decreased 26.8% due to the continued slowdown in the US economy. The decrease in laboratory service sales also reflects the November 2001 shutdown of our California thin layer chromatography business that serviced drug rehabilitation customers. Average selling prices for laboratory analyses (including product related analyses) increased 2.6% principally as a result of a higher contribution from managed customers.

     Cost of sales for the three months ended March 31, 2002 decreased $2,046,000 (26.5%) to $5,668,000 in 2002 from $7,714,000 in 2001. The lower specimen volume in 2002 resulted in cost decreases in labor, inventory usages, transportation and specimen collection fees which more than offset a $105,000 increase in depreciation from equipment, systems and the new facility being placed into service. The prior year’s results include $476,000 of nonrecurring costs related to the logistics of shutting down our main laboratory in California and transferring the operations to Texas, as part of the relocation of our Company to Haltom City, Texas. Cost of sales as a percentage of net sales decreased to 75.8% in 2002 from 80.1% in 2001. Gross profit as a percentage of net sales increased to 24.2% in 2002 from 19.9% in 2001.

     Selling, General & Administrative (SG&A) expenses for the three months ended March 31, 2002 decreased $811,000 (28.7%) to $2,013,000 in 2002 from $2,824,000 in 2001. The decrease partially reflects lower labor and fringe benefit costs, travel, consulting and depreciation expense resulting from a cost containment program implemented in the latter part of 2001. In addition, the prior year included $85,000 of nonrecurring costs associated with the relocation of our Company to Texas. SG&A expenses as a percentage of net sales decreased to 26.9% in 2002 from 29.3% in 2001.

     Discontinued Operations for the three months ended March 31, 2002 generated income of $4,636,000 (or $0.79 per diluted share), including $359,000 (or $0.06 per diluted share) from operations and a gain on the disposition of $4,277,000 (or $0.73 per diluted share). Income from discontinued operations was $292,000 in 2001 (or $0.05 per diluted share).

     Net income for the three months ended March 31, 2002 was $4,326,000 or $0.74 per diluted common share compared to a net loss of $700,000 or $0.12 per common share in 2001. For continuing operations, the net loss was $310,000 or $0.05 per share in 2002 and $992,000 or $0.17 per share in 2001. Excluding the $561,000 of nonrecurring expenses associated with the Company’s relocation and $32,000 of goodwill amortization, the loss from continuing operations in 2001 would have been $399,000 or $0.07 per share.

Liquidity and Capital Resources

     Our continuing operations during the three month period ended March 31 provided cash of $481,000 and used cash of $1,660,000 in 2002 and 2001, respectively. The increase in cash flow from operations between 2002 and 2001 principally reflects a lower loss from continuing operations in 2002 and improved working capital management. The cash used in 2001 reflects expenses related to the relocation of the Company’s operations to Texas from California. As of March 31, 2002, we had $7,265,000 in cash and cash equivalents. During the three months ended March 31, 2002, we used approximately $482,000 in cash to purchase property and equipment, principally for information systems development and facility-related expenditures for our new Haltom City, Texas location.

     In connection with the sale of Medscreen (refer to Note 2, “Discontinued Operations”), on March 1, 2002, we entered into an Amendment and Forbearance Agreement (“Amendment”) relating to our Loan and Security Agreement (“Credit Agreement”) with our bank. This Amendment provided for an overadvance cash advance up to a maximum of $1,500,000 at a rate equal to the bank’s prime rate plus two percent. As collateral for the overadvance, we pledged 600 shares of the capital stock of Medscreen. The Amendment provided that the overadvance would mature on the date the proceeds were received from the sale of Medscreen. In accordance with the Amendment, a portion of the proceeds from the sale of Medscreen were used to fully repay our term installment note in April 2002.

     The Credit Agreement is secured by a lien on a significant portion of our assets. The Credit Agreement contains certain financial covenants, which, among others, require PharmChem to maintain certain ratios of working capital and net worth. The Credit Agreement permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

     The Credit Agreement was amended at various times during 2001 to change the revolving maturity date to May 31, 2002, reduce the interest rate to the bank’s prime rate (4.75% at March 31, 2002), reduce the maximum line of credit to $5,750,000, reduce the commitment fee to 0.25% of the maximum line of credit, modify our existing covenants and provide for the issuance of subordinated debt. As of March 31, 2002, the calculated maximum that could be borrowed and the amount outstanding under the Credit Agreement were $3,928,000 and $4,002,000, respectively. Our bank has waived this temporary overadvance of $74,000 as of March 31, 2002. We are currently in negotiations with the bank to renew our existing credit agreement.

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

     Effective January 1, 2002, we implemented FASB Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. As permitted by SFAS 142, we will implement the impairment provisions in the second quarter of 2002. This Statement further requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On an ongoing basis, the amortization of goodwill noted in the Condensed

Consolidated Statements of Operations was eliminated beginning January 1, 2002. The adoption of the impairment provisions of SFAS 142 is not expected to have a material effect on our consolidated financial position or results of operations (refer to Note 1, “Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements”).

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

Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk with respect to our debt outstanding. Our revolving credit agreement and installment note carry interest at the prime rate plus 0.5%. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. The market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.50(1)	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Medscreen Limited between PharmChem, Inc. and Newincco 140 Limited, dated March 25, 2002.

(1)	Incorporated by reference from the Company’s Form 8-K dated March 25, 2002.

(b)	Reports on Form 8-K:

Report on Form 8-K dated March 25, 2002 to announce the closing of the sale of Medscreen and an Amendment and Forbearance Agreement with our bank.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmChem, Inc. (Registrant)

Date: May 16, 2002	By: /S/ David A. Lattanzio . David A. Lattanzio Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)