Form 10-Q
period 2002-06-30
PHARMCHEM INC
filed 2002-08-14
CIK 876645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-19371

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0187280 (IRS Employer Identification Number)

4600 Beach Street Haltom City, Texas (Address of principal executive offices)	76137 (Zip Code)

Registrant’s telephone number, including area code: (817) 605-5300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

     As of July 31, 2002, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

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

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,085	$197
Accounts receivable, net	4,790	5,378
Inventory	1,605	2,160
Prepaid expenses	447	538
Deferred income taxes	—	390
Net current assets of discontinued operations	—	526

TOTAL CURRENT ASSETS	11,927	9,189

PROPERTY AND EQUIPMENT, net	12,630	12,915
OTHER ASSETS	39	763
GOODWILL, net	729	729
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1,613

TOTAL ASSETS	$25,325	$25,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$3,881	$4,544
Current portion of long-term debt	1,183	2,668
Accounts payable	3,537	5,935
Accrued compensation	398	635
Accrued collectors and other liabilities	2,584	1,659

TOTAL CURRENT LIABILITIES	11,583	15,441
LONG-TERM DEBT, net of current portion	2,607	3,030

TOTAL LIABILITIES	14,190	18,471

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 shares issued and outstanding at June 30, 2002 and December 31, 2001	6	6
Additional paid-in capital	19,589	19,589
Accumulated other comprehensive loss	—	(279)
Accumulated deficit	(8,460)	(12,578)

TOTAL STOCKHOLDERS’ EQUITY	11,135	6,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,325	$25,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

Three Months Ended	Six Months Ended
June 30,	June 30,

2002	2001	2002	2001

NET SALES	$8,066	$9,030	$15,542	$18,664
COST OF SALES	6,249	9,214	11,917	16,928

GROSS PROFIT (LOSS)	1,817	(184)	3,625	1,736

OPERATING EXPENSES:
Selling, general and administrative	1,933	4,415	3,946	7,239
Amortization of goodwill	—	32	—	64
Restructuring charge	—	1,029	—	1,029

Total operating expenses	1,933	5,476	3,946	8,332

LOSS FROM OPERATIONS	(116)	(5,660)	(321)	(6,596)
Interest expense	134	86	253	155
Other expense (income)	(55)	(4)	13	(17)

79	82	266	138

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(195)	(5,742)	(587)	(6,734)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	13	—	(69)	—

LOSS FROM CONTINUING OPERATIONS	(208)	(5,742)	(518)	(6,734)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes of $103 for the three months ended June 30, 2001, and $184 and $250 for the six months ended June 30, 2002 and 2001, respectively	—	185	359	477
Gain on disposition, net of applicable income taxes of $1,116	—	—	4,277	—

NET INCOME (LOSS)	$(208)	$(5,557)	$4,118	$(6,257)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC:	Continuing operations	$(0.04)	$(0.98)	$(0.09)	$(1.15)
Discontinued operations	—	0.03	0.79	0.08

Net income (loss)	$(0.04)	$(0.95)	$0.70	$(1.07)

DILUTED:	Continuing operations	$(0.04)	$(0.98)	$(0.09)	$(1.15)
Discontinued operations	—	0.03	0.79	0.08

Net income (loss)	$(0.04)	$(0.95)	$0.70	$(1.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,853	5,851	5,853	5,849

DILUTED	5,853	5,851	5,853	5,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET INCOME (LOSS)	$(208)	$(5,557)	$4,118	$(6,257)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation	—	49	(53)	(87)
Reclassification adjustment for realized foreign currency exchange loss included in net income	—	—	332	—

	—	49	279	(87)

COMPREHENSIVE INCOME (LOSS)	$(208)	$(5,508)	$4,397	$(6,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,118	$(6,257)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(359)	(477)
Depreciation and amortization	1,121	1,075
Amortization of discount on subordinated debt	86	—
Provision for doubtful accounts	35	47
Gain on sale of disposition of subsidiary, net of tax	(4,277)	—
Deferred income taxes	—	(4)
Gain on disposal of assets	—	(90)
Restructuring charge	—	586
Changes in operating assets and liabilities:
Accounts receivable	553	1,096
Inventory	555	131
Prepaids and other current assets	91	(611)
Other assets	(2)	(3)
Accounts payable and other accrued liabilities	(1,674)	1,265
Other noncurrent liabilities	—	(1)

Net cash provided by (used in) operating activities of continuing operations	247	(3,243)

Net cash provided by operating activities of discontinued operations	161	460

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(836)	(2,717)
Proceeds from sale of discontinued operations	10,000	—

Net cash provided by (used in) investing activities of continuing operations	9,164	(2,717)

Net cash used in investing activities of discontinued operations	(40)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,994)	(1,066)
Proceeds from lease financing and short-term debt	—	2,786
Borrowings (repayments) on revolving line of credit, net	(663)	3,202
Proceeds from exercise of stock options	—	11

Net cash (used in) provided by financing activities of continuing operations	(2,657)	4,933

Net cash (used in) provided by financing activities of discontinued operations	(1,987)	630

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,888	48
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197	22

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,085	$70

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

     In the first quarter of 2002, we implemented Financial Accounting Standards Board Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. This Statement further requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As permitted by SFAS 142, we implemented the impairment provisions in the second quarter of 2002. On an ongoing basis, the amortization of goodwill noted in the Condensed Consolidated Statements of Operations was eliminated beginning January 1, 2002. The following table shows the Company’s net loss excluding the goodwill amortization in 2001 (in thousands, except per share amounts):

	Three Mos. Ended June 30,		Six Mos. Ended June 30,

	2002	2001	2002	2001

Reported net loss from continuing operations	$(208)	$(5,742)	$(518)	$(6,734)
Amortization of PharmChem, Inc. goodwill	—	32	—	64

Adjusted net loss from continuing operations	(208)	(5,710)	(518)	(6,670)

Income from discontinued operations	—	185	359	477
Amortization of Medscreen, Ltd. goodwill	—	14	—	28

Adjusted net income from discontinued operations	—	199	359	505

Gain from sale of discontinued operations	—	—	4,277	—

Adjusted net income (loss)	$(208)	$(5,511)	$4,118	$(6,165)

Adjusted net loss from continuing operations per share	$(0.04)	$(0.97)	$(0.09)	$(1.14)

Adjusted net income from discontinued operations per share	—	$0.03	$0.79	$0.09

Adjusted net income (loss) per share	$(0.04)	$(0.94)	$0.70	$(1.05)

2. Discontinued Operations

     On March 25, 2002, we completed the sale of Medscreen for approximately $10.0 million. In connection with the sale, Medscreen’s two loan facilities totaling approximately $1,663,000 were fully repaid. Closing and other settlement costs totaled approximately $324,000 and approximately $929,000 was used to repay a portion of our revolving line of credit. In April 2002, we fully repaid the term loan ($989,000) with our primary bank and made further repayments on our revolving line of credit (see Note 5 of the Notes to Condensed Consolidated Financial Statements). The remainder of the proceeds have been and will be used for general corporate purposes.

     Net sales of the discontinued operations were $1,753,000 for the three months ended June 30, 2001, and $1,949,000 and $3,674,000 for the six months ended June 30, 2002 and 2001, respectively. We recorded a gain on the sale of Medscreen of $0.73 per share.

3. Net Income (Loss) per Share

     We compute and disclose our income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted income per share. Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and warrants and are calculated using the treasury stock method.

     Options and warrants to purchase 1,190,000 and 1,070,000 shares of our common stock for the three months ended June 30, 2002 and 2001, respectively, and 1,190,000 and 1,070,000 shares for the six months ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted income per share because their effect would have been anti-dilutive.

4. Inventory

     Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at June 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Laboratory materials	$305	$294
Collection materials	755	1,031
Products	545	835

	$1,605	$2,160

5. Debt

     Our debt at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	2002	2001

Revolving line of credit	$3,881	$4,544
Term installment note (repaid in April 2002)	—	1,103
Subordinated debt, net of discount of $216 and $302 at June 30, 2002 and December 31, 2001, respectively, due September, 2003	1,284	1,198
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	2,506	3,397

	7,671	10,242
Less: current portion and revolving line of credit	(5,064)	(7,212)

Long-term portion	$2,607	$3,030

     On July 31, 2002, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with its principal lender whereby the line of credit continues at $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (5.25% as of June 30, 2002), and the annual fee is 0.10% of the credit line, payable quarterly. The financial covenants have been modified to include a current ratio of no less than 0.85 to 1.00, total liabilities to effective tangible net worth of not more than 2.0 to 1.00, and minimum effective tangible net worth of not less than $10 million (including subordinated debt)—all measured quarterly. In addition, the Company is required to be profitable for the 2002 fiscal year and quarterly in 2003. Also, the Agreement provides for a limitation on capital expenditures and requires a restricted cash balance of $500,000.

     The July 31, 2002 Agreement permits borrowings on eligible receivables up to 85% thereof and is secured by a lien on a significant portion of our assets. It also permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

     This Agreement replaces the May 15, 2000 Loan and Security Agreement which was modified on May 20, 2002 (whereby the advance rate was reduced from 85% to 80% of eligible receivables, restricted cash of $1,000,000 was required and the maturity date was extended to June 30, 2002), and again on June 30, 2002 (which further extended the maturity date until July 31, 2002).

     As of June 30, 2002, the calculated maximum that could be borrowed and the amount outstanding were $3,925,000 and $3,881,000, respectively. We were in compliance with our covenants as of June 30, 2002.

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

	Accrual		Accrual
	As of	2002	As of
	December 31, 2001	Payments	June 30, 2002

Severance and related benefits	$74	$(45)	$29
Clean-up and remediation	213	—	213
Repairs	9	—	9
Legal and other	67	(3)	64

Total	$363	$(48)	$315

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The lease on our main Menlo Park facility terminated on June 1, 2001 and the restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 151 employees were terminated as of June 30, 2002. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs includes sewer line repair or replacement as contractually provided for in the lease agreement. In addition, we expect to continue to incur legal and other fees related to interpretation of the lease’s contractual obligations. The accrual balance of $315,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred.

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

Recent Events

     During 2001, we relocated our corporate headquarters, distribution center and laboratory operations from the Silicon Valley area of Northern California to a new facility in Haltom City, Texas. We vacated our primary California facility in May 2001 and temporarily moved to our existing facility in Fort Worth, Texas until construction was completed at the new Haltom City facility. During the process of relocating to Texas, we incurred significant costs that were financed through a combination of internal operations, increased borrowing under our existing and new credit facilities and a sale-leaseback transaction. We believe these costs were of a nonrecurring nature and principally relate to the period prior to occupying our new Haltom City facility. Our laboratory operations and distribution center relocated to the Haltom City facility in September and October, 2001, respectively. To mitigate further operating losses, we implemented a cost containment program in September of 2001 which is continuing in 2002. This cost containment program included two rounds of layoffs whereby our employee population has decreased approximately 30% from mid-2001 levels, significant reductions in discretionary spending, including travel and marketing, renegotiations with certain suppliers to secure more favorable pricing of materials and services, and the closure of our satellite laboratory in California that performed methadone drug testing.

     In connection with the consolidation of our laboratory operations into our new Haltom City, Texas laboratory, in November 2001 we voluntarily withdrew our Fort Worth, Texas laboratory’s license to conduct laboratory testing of federally regulated specimens. Thereafter, we temporarily outsourced our customers’ federally regulated specimens to another certified laboratory. Federally regulated specimens represented approximately 3% of our total specimen volume in 2001. In May 2002, the Company was granted its license and certified to process federally regulated specimens at its new facility.

     As further discussed in Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements, in March 2002 we completed the sale of Medscreen for approximately $10,000,000 in cash. A portion of the sale proceeds were used to repay debt and the remainder is expected to be sufficient to fund the general corporate needs of the US operations for at least the next year.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon PharmChem’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, goodwill, restructuring accruals, contingencies, revenue recognition, specimen collector accruals and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     PharmChem believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate the quantity and value of our unused specimen collection kit inventory existing at our customer and contract specimen collector field locations using a model that considers actual shipments to these locations, specimens returned to our laboratory for processing, replacement costs and estimates of shrinkage. If the estimated value of this inventory decreases beyond our expectations of recovery, additional inventory write-downs may be required.

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

Results of Operations

     Refer to Note 2, “Discontinued Operations”, to the accompanying Notes to Condensed Consolidated Financial Statements for further information on the recently completed sale of Medscreen in March 2002. The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2002	2001	2002	2001	2002	2001	2002	2001

			(As a % of net sales)				(As a % of net sales)

NET SALES:
Workplace employers analysis	$2,473	$3,405	30.7%	37.7%	$4,713	$6,885	30.3%	36.9%
Criminal justice agencies analysis	3,844	3,537	47.6	39.2	7,732	7,982	49.7	42.8
Other analysis	45	220	0.6	2.4	90	510	0.6	2.7
Products and other	1,704	1,868	21.1	20.7	3,007	3,287	19.4	17.6

Total net sales	8,066	9,030	100.0%	100.0%	15,542	18,664	100.0%	100.0
COST OF SALES	6,249	9,214	77.5	102.0	11,917	16,928	76.7	90.7

GROSS PROFIT (LOSS)	1,817	(184)	22.5	(2.0)	3,625	1,736	23.3	9.3

OPERATING EXPENSES:
Selling, general and administrative	1,933	4,415	24.0	48.9	3,946	7,239	25.4	38.8
Amortization of goodwill	—	32	—	0.3	—	64	—	0.3
Restructuring charge	—	1,029	—	11.4	—	1,029	—	5.5

Total operating expenses	1,933	5,476	24.0	60.6	3,946	8,332	25.4	44.6

LOSS FROM OPERATIONS	(116)	(5,660)	(1.5)	(62.6)	(321)	(6,596)	(2.1)	(35.3)
OTHER EXPENSE, net	79	82	1.0	0.9	266	138	1.7	0.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	13	—	0.2	—	(69)	—	(0.4)	—

LOSS FROM CONTINUING OPERATIONS	(208)	(5,742)	(2.7)	(63.5)	(518)	(6,734)	(3.4)	(36.0)
DISCONTINUED OPERATIONS:
Income from discontinued operations,					3
net of applicable income taxes	—	185	—	2.0	359	477	2.3	2.5
Gain on sale of disposition, net of applicable income taxes	—	—	—	—	4,277	—	27.5	—

NET INCOME (LOSS)	$(208)	$(5,557)	(2.7)%	(61.5)%	$4,118	$(6,257)	26.4%	(33.5)%

Second Quarter 2002 vs. 2001

     Net sales for the three months ended June 30, 2002 were $8,066,000, a decrease of 10.7% from last year’s second quarter sales of $9,030,000. While the overall volume of laboratory specimen analysis was down by 13.9%, revenue from our criminal justice customers rose 8.7% with revenue from all other customer classes down by 33.0%. Specimen volume from workplace customers continues to be weak as the economic downturn, which first impacted us in the fourth quarter of 2001, continues. Average selling prices of laboratory analysis rose slightly in the current quarter but this is a function of customer and service mix as there have been no significant price increases in 2002. Sales of products and other services were lower by 8.8%, which is also a reflection of the weak economy.

     Cost of sales for the three months ended June 30, 2002 was $6,249,000 (77.5% of net sales), a decrease of 32.2% from last year’s second quarter cost of sales of $9,214,000 (102.0% of net sales). Last year’s amount includes $2,028,000 of nonrecurring costs related to our relocation from California to Texas. Excluding this item, last year’s pro forma cost of sales would have been $7,186,000 (79.6% of net sales).

     On a pro forma basis, this year’s cost of sales is $937,000 (13.0%) lower than last year’s amount and compares favorably with the 10.7% sales decrease. Nearly every cost element was lower in 2002 versus 2001 with the exception of health and related benefit costs. Also, the cost of specimen collections (conducted for the Company by third parties) was down 10.3% in absolute dollars versus the prior year’s quarter (which compares favorably with a 10.0% drop in the number of collections). However, the per collection cost was 2.2% and 6.1% higher, respectively, than the first quarter of 2002 and the fourth quarter of 2001. The Company has embarked on a program to lower its collection costs but any benefits will not be seen until late in 2002 or early in 2003.

     The lower cost of sales this year is a direct function of lower specimen volume coupled with operating efficiencies and a cost reduction program implemented in late 2001 which is continuing into 2002. Fixed overhead was lower by 24.7% in spite of higher depreciation related to systems and equipment at the new facility being placed in service. Gross profit (loss) as a percentage of net sales increased to 22.5% in 2002 from negative 2.0% in 2001. Excluding the nonrecurring costs of $2,028,000, 2001’s gross profit on a pro forma basis would have been $1,844,000 and the gross profit margin would have been 20.4%.

     Selling, General & Administrative (SG&A) expenses for the three months ended June 30, 2002 decreased $2,482,000 (56.2%) to $1,933,000 in 2002 from $4,415,000 in 2001. The decrease partially reflects lower labor and fringe benefit costs, travel, marketing and consulting resulting from the cost containment program implemented in the latter part of 2001. In addition, the prior year included $1,417,000 of nonrecurring costs associated with the relocation of our Company to Texas. SG&A expenses as a percentage of net sales decreased to 24.0% in 2002 from 48.9% in 2001. Excluding the nonrecurring costs, SG&A on a pro forma basis in 2001 would have been $2,998,000, or 33.2% of net sales. The current quarter’s SG&A would have been lower than last year’s pro forma SG&A by 35.5%.

     Restructuring Charge of $1,029,000 was recorded in 2001’s second quarter in accordance with a plan approved by our Board of Directors to provide for costs associated with closing our former headquarters and main laboratory in Menlo Park, California. The charge consisted of $330,000 for severance and related benefits costs of a workforce reduction and $699,000 for repairs, clean-up and professional services.

     Discontinued Operations for the three months ended June 30, 2001 generated income of $185,000, or $0.03 per share. There were no discontinued operations in the second quarter of 2002.

     Net loss from continuing operations for the three months ended June 30, 2002 was $208,000 or $0.04 per share compared to a net loss of $5,742,000 or $0.98 per share in 2001. The net loss in 2001, after the inclusion of income from discontinued operations, was $5,557,000, or $0.95 per share. Excluding the $3,445,000 of nonrecurring expenses associated with the Company’s relocation, the restructuring charge of $1,029,000 and $32,000 of goodwill amortization, the pro forma loss from continuing operations in 2001 would have been $1,236,000, or $0.21 per share.

Six Months 2002 vs. 2001

     Net sales for the six months ended June 30, 2002 decreased $3,122,000 (16.7%) to $15,542,000 in 2002 from $18,664,000 in 2001. Specimen volume was down in all customer classes with workplace volume down significantly more than criminal justice. Sales of products and other services were lower by only 8.5%.

     Cost of sales for the six months ended June 30, 2002 decreased $5,011,000 (29.6%) to $11,917,000 in 2002 (76.7% of net sales) from $16,928,000 in 2001 (90.7% of net sales). Last year’s cost of sales includes $2,504,000 of nonrecurring costs directly related to our relocation to Texas. Excluding these nonrecurring costs, last year’s cost of sales on a pro forma basis would have been $14,424,000 (77.3% of net sales). This year’s cost of sales is lower than last year’s pro forma cost of sales by $2,507,000, or 17.4%. This reduction is attributable to lower specimen volume, operating efficiencies, and the cost containment program implemented late last year, and exceeds the sales decrease of 16.7%. Nearly all cost components were lower with the exception of health and related benefit costs. Collection costs were lower in absolute dollars by 14.3% versus a 13.6% decrease in the number of collections. However, in the past six months, the per collection cost has risen 5.1% since last year’s fourth quarter. Gross profit as a percentage of net sales increased to 23.3% in 2002 from 9.3% in 2001. Excluding the nonrecurring costs, 2001’s gross profit would have been, on a pro forma basis, $4,240,000 and the gross profit margin would have been 22.7%.

     Selling, General & Administrative (SG&A) expenses for the six months ended June 30, 2002 decreased $3,293,000 (45.5%) to $3,946,000 in 2002 (25.4% of net sales) from $7,239,000 in 2001 (38.8% of net sales). Last year’s SG&A expenses include $1,502,000 of nonrecurring costs associated with the relocation of our Company from California to Texas. These nonrecurring costs include significant relocation, travel and subsistence expenses. This year’s SG&A expenses reflect a reduction in costs related to sales, marketing, customer service and information systems. On a pro forma basis, last year’s SG&A for the first six months would have been $5,737,000 (30.7% of net sales), or 31.2% higher than this year’s SG&A amount.

     Discontinued Operations for the six months ended June 30, 2002 resulted in net income of $4,636,000 (or $0.79 per share) which is comprised of net income from Medscreen’s operations for three months of $359,000 (or $0.06 per share) and the gain on the sale of Medscreen of $4,277,000 (or $0.73 per share). These operations in 2001 generated net income of $477,000 (or $0.08 per share) and reflect six months of operations.

     Net Loss from continuing operations for the six months ended June 30, 2002 was $518,000, or $0.09 per share compared to a net loss in 2001 of $6,734,000, or $1.15 per share. Excluding the impact of the $4,006,000 in nonrecurring costs, the $1,029,000 restructuring charge and $64,000 of goodwill amortization, the net loss from continuing operations for the six months ended June 30, 2001 would have been $1,635,000, or $0.28 per share. The net income for the six months ended June 30, 2002 including discontinued operations was $4,118,000, or $0.70 per share versus a net loss in 2001 of $6,257,000, or $1.07 per share.

Liquidity and Capital Resources

     Our continuing operations during the six-month periods ended June 30 provided cash of $247,000 and used cash of $3,243,000 in 2002 and 2001, respectively. The increase in cash flow from operations between 2002 and 2001 principally reflects a lower loss from continuing operations in 2002 and improved working capital management. The cash used in 2001 reflects expenses related to the relocation of the Company’s operations to Texas. As of June 30, 2002, we had $5,085,000 in cash and cash equivalents. During the six months ended June 30, 2002, we used approximately $836,000 in cash to purchase property and equipment, principally for information systems development and facility-related expenditures for our new Haltom City, Texas location.

     On July 31, 2002, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with its principal lender whereby the line of credit continues at $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (5.25% as of June 30, 2002), and the annual fee is 0.10% of the credit line, payable quarterly. The financial covenants have been modified to include a current ratio of no less than 0.85 to 1.00, total liabilities to effective tangible net worth of not more than 2.0 to 1.00, and minimum effective tangible net worth of not less than $10 million (including subordinated debt)—all measured quarterly. In addition, the Company is required to be profitable for the 2002 fiscal year and quarterly in 2003. Also, the Agreement provides for a limitation on capital expenditures and requires a restricted cash balance of $500,000.

     The July 31, 2002 Agreement permits borrowings on eligible receivables up to 85% thereof and is secured by a lien on a significant portion of our assets. It permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

     This Agreement replaces the May 15, 2000 Loan and Security Agreement which was modified on May 20, 2002 (whereby the advance rate was reduced from 85% to 80% of eligible receivables, restricted cash of $1,000,000 was required and the maturity date was extended to June 30, 2002), and again on June 30, 2002 (which further extended the maturity date until July 31, 2002).

     As of June 30, 2002, the calculated maximum that could be borrowed and the amount outstanding were $3,925,000 and $3,881,000, respectively.

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

     Effective January 1, 2002, we implemented FASB Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. As permitted by SFAS 142, we implemented the impairment provisions in the second quarter of 2002. This Statement further requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On an ongoing basis, the amortization of goodwill noted in the Condensed Consolidated Statements of Operations was eliminated beginning January 1, 2002.

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

Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk with respect to our debt outstanding. Our revolving credit agreement carries interest at the prime rate plus 0.50%. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. The market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on May 14, 2002, the Company’s stockholders took the following actions:

(a)	The following directors were elected to serve until the next Annual Meeting:

Joseph W. Halligan — 5,628,784 shares in favor and 21,687 shares withheld;
Richard D. Irwin — 5,627,979 shares in favor and 22,492 shares withheld;
Stephen I. Schorr — 5,629,984 shares in favor and 20,487 shares withheld; and
Donald R. Stroben — 5,629,884 shares in favor and 20,587 shares withheld.

(b)	Ratification of the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the 2002 fiscal year, by a vote of 5,639,284 shares in favor, 7,500 shares against, 202,122 shares broker non-vote and 3,687 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.51	-	Amendment to Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated May 20, 2002.
10.52	-	Amendment to Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated June 28, 2002.
10.53	-	Second Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.
10.54	-	Intellectual Property Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.
99.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmChem, Inc. (Registrant)

Date: August 14, 2002	By:	/S/ David A. Lattanzio
David A. Lattanzio Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number		Description

10.51	-	Amendment to Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated May 20, 2002.
10.52	-	Amendment to Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated June 28, 2002.
10.53	-	Second Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.
10.54	-	Intellectual Property Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.
99.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.