Form 10-Q
period 2002-09-30
PHARMCHEM INC
filed 2002-11-14
CIK 876645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-19371

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0187280 (IRS Employer Identification Number)

4600 Beach Street Haltom City, Texas (Address of principal executive offices)	76137 (Zip Code)

Registrant’s telephone number, including area code: (817) 605-5300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     As of October 31, 2002, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

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

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,155	$197
Restricted cash	500	—
Accounts receivable, net	4,146	5,378
Inventory	1,311	2,160
Prepaid expenses	441	538
Deferred income taxes	—	390
Net current assets of discontinued operations	—	526

TOTAL CURRENT ASSETS	10,553	9,189

PROPERTY AND EQUIPMENT, net	12,400	12,915
OTHER ASSETS	39	763
GOODWILL, net	729	729
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1,613

TOTAL ASSETS	$23,721	$25,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$3,681	$4,544
Current portion of long-term debt	2,422	2,668
Accounts payable	3,046	5,935
Accrued compensation	691	635
Accrued collectors and other liabilities	2,512	1,659

TOTAL CURRENT LIABILITIES	12,352	15,441
LONG-TERM DEBT, net of current portion	1,059	3,030

TOTAL LIABILITIES	13,411	18,471

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 shares issued and outstanding at September 30, 2002 and December 31, 2001	6	6
Additional paid-in capital	19,589	19,589
Accumulated other comprehensive loss	—	(279)
Accumulated deficit	(9,285)	(12,578)

TOTAL STOCKHOLDERS’ EQUITY	10,310	6,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,721	$25,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

Three Months Ended	Nine Months Ended
September 30,	September 30,

2002	2001	2002	2001

NET SALES	$7,316	$9,824	$22,858	$28,488
COST OF SALES	5,790	8,935	17,707	25,863

GROSS PROFIT	1,526	889	5,151	2,625

OPERATING EXPENSES:
Selling, general and administrative	2,193	2,699	6,139	9,938
Amortization of goodwill	—	33	—	97
Restructuring charge	—	—	—	1,029

Total operating expenses	2,193	2,732	6,139	11,064

LOSS FROM OPERATIONS	(667)	(1,843)	(988)	(8,439)
Interest expense	167	124	506	279
Other income	(9)	(9)	(82)	(26)

158	115	424	253

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(825)	(1,958)	(1,412)	(8,692)
BENEFIT FROM INCOME TAXES	—	(41)	(69)	(41)

LOSS FROM CONTINUING OPERATIONS	(825)	(1,917)	(1,343)	(8,651)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes of $115 for the three months ended September 30, 2001, and $184 and $365 for the nine months ended September 30, 2002 and 2001, respectively	—	245	359	722
Gain on disposition, net of applicable income taxes of $1,116	—	—	4,277	—

NET INCOME (LOSS)	$(825)	$(1,672)	$3,293	$(7,929)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC:	Continuing operations	$(0.14)	$(0.33)	$(0.23)	$(1.48)
Discontinued operations	—	0.04	0.79	0.12

Net income (loss)	$(0.14)	$(0.29)	$0.56	$(1.36)

DILUTED:	Continuing operations	$(0.14)	$(0.33)	$(0.23)	$(1.48)
Discontinued operations	—	0.04	0.79	0.12

Net income (loss)	$(0.14)	$(0.29)	$0.56	$(1.36)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,853	5,853	5,853	5,850

DILUTED	5,853	5,853	5,853	5,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET INCOME (LOSS)	$(825)	$(1,672)	$3,293	$(7,929)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	—	57	(53)	(30)
Reclassification adjustment for realized foreign currency exchange loss included in net income	—	—	332	—

	—	57	279	(30)

COMPREHENSIVE INCOME (LOSS)	$(825)	$(1,615)	$3,572	$(7,959)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,293	$(7,929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(359)	(722)
Depreciation and amortization	1,698	1,492
Amortization of discount on subordinated debt	130	3
Provision for doubtful accounts	95	27
Deferred income taxes	—	(4)
Gain on sale of disposition of subsidiary, net of tax	(4,277)	—
Restructuring charge	—	471
Changes in operating assets and liabilities:
Accounts receivable	1,137	485
Inventory	849	(811)
Prepaids and other current assets	97	27
Other assets	34	40
Accounts payable and other accrued liabilities	(1,981)	2,962
Other noncurrent liabilities	—	(44)

Net cash provided by (used in) operating activities of continuing operations	716	(4,003)

Net cash provided by operating activities of discontinued operations	161	663

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,183)	(4,471)
Proceeds from sale of discontinued operations	10,000	—
Increase in restricted cash	(500)	—

Net cash provided by (used in) investing activities of continuing operations	8,317	(4,471)
Net cash used in investing activities of discontinued operations	(40)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,346)	(1,665)
Proceeds from lease financing and short-term debt	—	3,549
Borrowings (repayments) on revolving line of credit, net	(863)	3,845
Proceeds from issuance of subordinated debt	—	1,500
Proceeds from exercise of stock options	—	11

Net cash (used in) provided by financing activities of continuing operations	(3,209)	7,240
Net cash (used in) provided by financing activities of discontinued operations	(1,987)	1,021

FOREIGN CURRENCY TRANSLATION	—	50

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,958	427
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197	22

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,155	$449

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net loss from continuing operations	$(825)	$(1,917)	$(1,343)	$(8,651)
Amortization of PharmChem, Inc. goodwill	—	33	—	97

Adjusted net loss from continuing operations	(825)	(1,884)	(1,343)	(8,554)

Income from discontinued operations	—	245	359	722
Amortization of Medscreen, Ltd. goodwill	—	14	—	42

Adjusted net income from discontinued operations	—	259	359	764

Gain from sale of discontinued operations	—	—	4,277	—

Adjusted net income (loss)	$(825)	$(1,625)	$3,293	$(7,790)

Adjusted net loss from continuing operations per share	$(0.14)	$(0.32)	$(0.23)	$(1.46)

Adjusted net income from discontinued operations per diluted share	—	0.04	0.79	0.13

Adjusted net income (loss) per diluted share	$(0.14)	$(0.28)	$0.56	$(1.33)

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

     Net sales of the discontinued operations were $1,786,000 for the three months ended September 30, 2001, and $1,949,000 and $5,460,000 for the nine months ended September 30, 2002 and 2001, respectively. We recorded a gain on the sale of Medscreen of $0.73 per diluted share.

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

     Options and warrants to purchase 1,185,000 and 1,209,000 shares of our common stock for the three and nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted income per share because their effect would have been anti-dilutive.

4. Inventory

     Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Laboratory materials	$215	$294
Collection materials	586	1,031
Products	510	835

	$1,311	$2,160

5. Debt

     Our debt at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	2002	2001

Revolving line of credit	$3,681	$4,544
Term installment note (repaid in April 2002)	—	1,103
Subordinated debt, net of discount of $172 and $302 at September 30, 2002 and December 31, 2001, respectively, due September, 2003	1,328	1,198
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	2,153	3,397

	7,162	10,242
Less: current portion and revolving line of credit	(6,103)	(7,212)

Long-term portion	$1,059	$3,030

     On July 31, 2002, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with its principal lender whereby the line of credit is $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (5.25% as of September 30, 2002), and the annual fee is 0.10% of the credit line, payable quarterly. The financial covenants include a current ratio of no less than 0.85 to 1.00, total liabilities to effective tangible net worth of not more than 2.00 to 1.00, and minimum effective tangible net worth of not less than $10 million (including subordinated debt)—all measured quarterly. In addition, the Company is required to be profitable for the 2002 fiscal year and quarterly in 2003. Also, the Agreement provides for a limitation on capital expenditures and requires a restricted cash balance of $500,000.

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

     As of September 30, 2002, the calculated maximum that could be borrowed and the amount outstanding were both $3,681,000. We were in compliance with our covenants as of September 30, 2002.

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

	Accrual		Accrual
	As of		As of
	December 31,	2002	September 30,
	2001	Payments	2002

Severance and related benefits	$74	$(63)	$11
Clean-up and remediation	213	(42)	171
Repairs	9	—	9
Legal and other	67	(4)	63

Total	$363	$(109)	$254

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 155 employees were terminated as of September 30, 2002. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs includes sewer line repair or replacement as contractually provided for in the lease agreement. The accrual balance of $254,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred.

     On September 19, 2002, the Company’s attorneys received a letter from counsel for the landlord of the Company’s former Menlo Park, California facility claiming damages in the amount of $4.7 million. This amount is based primarily on the landlord’s claim for lost and reduced rent arising from the Company’s alleged failure to vacate the Menlo Park premises timely under the terms of the lease. The Company and its counsel are currently reviewing the details of this claim and the Company will defend itself vigorously.

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

     As further discussed in Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements, in March 2002 we completed the sale of Medscreen for approximately $10,000,000 in cash. A portion of the sale proceeds were used to repay debt and the remainder is expected to be sufficient to fund the general corporate needs of the US operations for the next year.

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

Results of Operations

     Refer to Note 2, “Discontinued Operations”, to the accompanying Notes to Condensed Consolidated Financial Statements for further information on the recently completed sale of Medscreen in March 2002. The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002	2001	2002	2001	2002	2001	2002	2001

			(As a % of net sales)				(As a % of net sales)
NET SALES:
Workplace employers analysis	$1,913	$3,019	26.2%	30.7%	$6,626	$9,904	29.0%	34.8%
Criminal justice agencies analysis	3,628	4,640	49.6	47.2	11,360	12,622	49.7	44.3
Other analysis	61	301	0.8	3.1	151	811	0.7	2.8
Products and other	1,714	1,864	23.4	19.0	4,721	5,151	20.6	18.1

Total net sales	7,316	9,824	100.0	100.0	22,858	28,488	100.0	100.0
COST OF SALES	5,790	8,935	79.1	91.0	17,707	25,863	77.5	90.8

GROSS PROFIT	1,526	889	20.9	9.0	5,151	2,625	22.5	9.2

OPERATING EXPENSES:
Selling, general and administrative	2,193	2,699	30.0	27.5	6,139	9,938	26.8	34.9
Amortization of goodwill	—	33	—	0.3	—	97	—	0.3
Restructuring charge	—	—	—	—	—	1,029	—	3.6

Total operating expenses	2,193	2,732	30.0	27.8	6,139	11,064	26.8	38.8

LOSS FROM OPERATIONS	(667)	(1,843)	(9.1)	(18.8)	(988)	(8,439)	(4.3)	(29.6)
OTHER EXPENSE, net	158	115	2.2	1.1	424	253	1.8	0.9
BENEFIT FROM INCOME TAXES	—	(41)	—	(0.4)	(69)	(41)	(0.3)	(0.1)

LOSS FROM CONTINUING OPERATIONS	(825)	(1,917)	(11.3)	(19.5)	(1,343)	(8,651)	(5.8)	(30.4)
DISCONTINUED OPERATIONS
Income from discontinued operations, net of applicable income taxes	—	245	—	2.5	359	722	1.5	2.6
Gain on sale of disposition, net of applicable income taxes	—	—		—	4,277	—	18.7	—

NET INCOME (LOSS)	$(825)	$(1,672)	(11.3)%	(17.0)%	$3,293	$(7,929)	14.4%	(27.8)%

Third Quarter 2002 vs. 2001

     Net sales for the three months ended September 30, 2002 were $7,316,000, a decrease of 25.5% from last year’s third quarter sales of $9,824,000. In this year’s third quarter, laboratory specimen volume fell by nearly 33% from the same period a year ago. The third quarter has typically been one where specimen volumes from workplace customers accelerate in advance of hiring for the winter holidays. We believe that this did not occur in the current year’s third quarter, primarily because of the economic downturn. Volume from criminal justice customers was negatively affected because certain of these customers have migrated from laboratory testing to less costly on-site testing devices sold by the Company’s competitors. Average selling prices of laboratory analysis rose slightly in the current quarter but this is a function of customer and service mix as there have been no significant price increases in 2002. Sales of products and other services were lower by 8.0%, which is also a reflection of the weak economy.

     Cost of sales for the three months ended September 30, 2002 was $5,790,000 (79.1% of net sales), a decrease of 35.2% from last year’s third quarter cost of sales of $8,935,000 (91.0% of net sales). Last year’s amount includes $1,602,000 of nonrecurring costs related to our relocation from California to Texas. Excluding this item, last year’s pro forma cost of sales would have been $7,333,000 (74.6% of net sales).

     On a pro forma basis, this year’s cost of sales is $1,543,000 (21.0%) lower than last year’s amount as compared to the 25.5% sales decrease. Nearly every cost element was lower in 2002 versus 2001 with the exception of health insurance, repairs and depreciation. Also, the cost of specimen collections (conducted for the Company by third parties) was down 22.2% in absolute dollars and 23.9% in volume versus the prior year’s quarter. However, the 2002 per specimen collection cost has increased each of the past three quarters and is 7.0% higher than the fourth quarter of 2001. The Company has embarked on a program to lower its collection costs but any benefits will not be seen until later in 2002 or early in 2003.

     The lower cost of sales this year is a result of lower specimen volume coupled with operating efficiencies and a cost reduction program implemented in late 2001, which is continuing into 2002. Fixed overhead was lower by 21.6% in spite of higher depreciation related to systems and equipment at the new facility being placed into service. Gross profit as a percentage of net sales increased to 20.9% in 2002 from 9.0% in 2001. Excluding the nonrecurring costs of $1,602,000, 2001’s gross profit on a pro forma basis would have been $2,491,000 and the gross profit margin would have been 25.4%. Lower volume this year was not sufficient to absorb fixed overhead at a level to improve the gross profit margin.

     Selling, General & Administrative (SG&A) expenses for the three months ended September 30, 2002 decreased $506,000 (18.7%) to $2,193,000 in 2002 from $2,699,000 in 2001. The decrease partially reflects lower travel, marketing and consulting expenses resulting from the cost containment program implemented in the latter part of 2001. In addition, the prior year included $259,000 of nonrecurring costs associated with the relocation of our Company to Texas. SG&A expenses as a percentage of net sales increased to 30.0% in 2002 from 27.5% in 2001. Excluding the nonrecurring costs, SG&A on a pro forma basis in 2001 would have been $2,440,000, or 24.8% of net sales. The current quarter’s SG&A would have been lower than last year’s pro forma SG&A by 10.1%.

     Discontinued Operations for the three months ended September 30, 2001 generated income of $245,000, or $0.04 per diluted share. There were no discontinued operations in the third quarter of 2002.

     Net loss from continuing operations for the three months ended September 30, 2002 was $825,000 or $0.14 per share compared to a net loss of $1,917,000 or $0.33 per share in 2001. The net loss in 2001, after the inclusion of income from discontinued operations, was $1,672,000, or $0.29 per share. Excluding the $1,861,000 of nonrecurring expenses associated with the Company’s relocation and $33,000 of goodwill amortization, the pro forma loss from continuing operations in 2001 would have been $23,000, or $0.00 per share.

Nine Months 2002 vs. 2001

     Net sales for the nine months ended September 30, 2002 decreased $5,630,000 (19.8%) to $22,858,000 in 2002 from $28,488,000 in 2001. Specimen volume was down in all customer classes with workplace volume down significantly more than criminal justice. Sales of products and other services were lower by only 8.3%.

     Cost of sales for the nine months ended September 30, 2002 decreased $8,156,000 (31.5%) to $17,707,000 in 2002 (77.5% of net sales) from $25,863,000 in 2001 (90.8% of net sales). Last year’s cost of sales includes $4,106,000 of nonrecurring costs directly related to our relocation to Texas. Excluding these nonrecurring costs, last year’s cost of sales on a pro forma basis would have been $21,757,000 (76.4% of net sales). This year’s cost of sales is lower than last year’s pro forma cost of sales by $4,050,000, or 18.6%. This reduction is attributable to lower specimen volume, operating efficiencies, and the cost containment program implemented late last year, and is nearly the same as the sales decrease of 19.8%. Nearly all cost components were lower with the exception of health insurance and depreciation. Collection costs were lower in absolute dollars by 17.2% versus a 17.1% decrease in the number of collections. However, in the past nine months, the per specimen collection cost has risen 6.0% since last year’s fourth quarter. Gross profit as a percentage of net sales increased to 22.5% in 2002 from 9.2% in 2001. Excluding the nonrecurring costs, 2001’s gross profit would have been, on a pro forma basis, $6,731,000 and the gross profit margin would have been 23.6%.

     Selling, General & Administrative (SG&A) expenses for the nine months ended September 30, 2002 decreased $3,799,000 (38.2%) to $6,139,000 in 2002 (26.8% of net sales) from $9,938,000 in 2001 (34.9% of net sales). Last year’s SG&A expenses include $1,761,000 of nonrecurring costs associated with the relocation of our Company from California to Texas. These nonrecurring costs include significant relocation, travel and subsistence expenses. This year’s SG&A expenses reflect a reduction in costs related to sales, marketing, customer service and information systems. On a pro forma basis, last year’s SG&A for the first nine months would have been $8,177,000 (28.7% of net sales), or 33.2% higher than this year’s SG&A amount.

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

     Discontinued Operations for the nine months ended September 30, 2002 resulted in net income of $4,636,000 (or $0.79 per diluted share), which is comprised of net income from Medscreen’s operations for three months of $359,000 (or $0.06 per diluted share) and the gain on the sale of Medscreen of $4,277,000 (or $0.73 per diluted share). These operations in 2001 generated net income of $722,000 (or $0.12 per share) and reflect nine months of operations.

     Net Loss from continuing operations for the nine months ended September 30, 2002 was $1,343,000 or $0.23 per share compared to a net loss in 2001 of $8,651,000, or $1.48 per share. Excluding the impact of the $5,867,000 in nonrecurring costs, the $1,029,000 restructuring charge and $97,000 of goodwill amortization, the net loss from continuing operations for the nine months ended

September 30, 2001 would have been $1,658,000, or $0.28 per share. The net income for the nine months ended September 30, 2002, including discontinued operations, was $3,293,000, or $0.56 per diluted share versus a net loss in 2001 of $7,929,000, or $1.36 per share.

Liquidity and Capital Resources

     Our continuing operations during the nine-month periods ended September 30 provided cash of $716,000 and used cash of $4,003,000 in 2002 and 2001, respectively. The increase in cash flow from operations between 2002 and 2001 principally reflects a lower loss from continuing operations in 2002 and improved working capital management. The cash used in 2001 reflects expenses related to the relocation of the Company’s operations to Texas. As of September 30, 2002, we had $4,155,000 in unrestricted cash and cash equivalents. During the nine months ended September 30, 2002, we used approximately $1,183,000 in cash to purchase property and equipment, principally for information systems development and facility-related expenditures for our new Haltom City, Texas location.

     On July 31, 2002, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with its principal lender whereby the line of credit is $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (5.25% as of September 30, 2002), and the annual fee is 0.10% of the credit line, payable quarterly. The financial covenants include a current ratio of no less than 0.85 to 1.00, total liabilities to effective tangible net worth of not more than 2.0 to 1.00, and minimum effective tangible net worth of not less than $10 million (including subordinated debt)—all measured quarterly. In addition, the Company is required to be profitable for the 2002 fiscal year and quarterly in 2003. Also, the Agreement provides for a limitation on capital expenditures and requires a restricted cash balance of $500,000.

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

     As of September 30, 2002, the calculated maximum that could be borrowed and the amount outstanding were both $3,681,000.

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

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. Other Information

Item 5. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

10.53*	-	Second Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

10.54*	-	Intellectual Property Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

99.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002

     (b)  Reports on Form 8-K:

     None.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmChem, Inc. (Registrant)

Date: November 14, 2002	By:	/S/ David A. Lattanzio

David A. Lattanzio Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Joseph W. Halligan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PharmChem, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Joseph W. Halligan Joseph W. Halligan President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David A. Lattanzio, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PharmChem, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ David A. Lattanzio David A. Lattanzio Vice President and Chief Financial Officer

EXHIBIT INDEX

10.53*	-	Second Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

10.54*	-	Intellectual Property Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

99.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002