Form 10-K
period 2002-12-31
PHARMCHEM INC
filed 2003-03-27
CIK 876645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

     (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission File Number 0-19371

PHARMCHEM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0187280 (IRS Employer Identification Number)

4600 North Beach Street Haltom City, Texas (Address of principal executive offices)	76137 (Zip Code)

Registrant’s telephone number, including area code: (817) 605-5300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	Nasdaq SmallCap Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer. Yes ☐ No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $0.86 as reported on the Nasdaq SmallCap on June 28, 2002, was approximately $1,755,000 (and approximately $352,000 based on the closing price of $0.13 as reported on the Nasdaq SmallCap on February 28, 2003). Shares of voting stock held by each executive officer and director and by each holder of 5% or more of the outstanding voting stock have been treated as shares held by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of February 28, 2003 was 5,852,593.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the PharmChem, Inc. Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission on or before April 19, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report.

PHARMCHEM, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

          PharmChem, Inc. is a leading independent laboratory that provides integrated drug testing services. Our customers include private and public employers, criminal justice agencies and drug treatment programs in the United States and Puerto Rico who seek to detect and deter the use of illegal drugs and alcohol. We are certified by a number of state agencies, as well as by the following organizations to conduct drug testing using forensic procedures:

•	Substance Abuse and Mental Health Service Administration (SAMHSA) of the US Department of Health and Human Services

•	College of American Pathologists (CAP)

          Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) or has “deemed status” under CLIA as a result of state certification. Our forensic procedures provide accurate and reliable test results and a chain of custody for each specimen from its collection to the reporting of its test result.

          We test for a number of drugs of abuse, including cocaine, methamphetamine, heroin, phencyclidine (PCP), marijuana (THC) and alcohol. We test primarily by urinalysis but also with the PharmScreen® and PharmView™ on-site screening devices and the PharmChek®Drugs of Abuse Patch (for testing with sweat). Under our Premium Comprehensive Management program, we offer a comprehensive set of services customized to assist customers in implementing cost-effective drug testing programs.

CORPORATE BACKGROUND

          In March 2000, PharmChem, Inc. was formed as a Delaware corporation and in May 2000, PharmChem Laboratories, Inc., a California corporation was merged into PharmChem, Inc. PharmChem Laboratories, Inc. was incorporated in 1987 to acquire PharmChem Laboratories Operations, Inc., a California corporation founded in 1971. In 1991, we completed our initial public offering. In 1992, we expanded our operations through the acquisition of London-based Medscreen, Limited (Medscreen), a certified laboratory providing international drug testing services. In 1992 we also acquired a certified laboratory in Fort Worth, Texas. In March 2002, we sold Medscreen. When we refer to “we”, “our” or “PharmChem” in this Form 10-K, we mean the current Delaware corporation (PharmChem, Inc.).

          Our principal executive offices are located at 4600 N. Beach Street, Haltom City, Texas, 76137. Our main telephone number is (817) 605-5300, our fax number is (817) 581-2049 and our home web site is www.pharmchem.com. Reports filed on Form 10-K, Form 10-Q and Form 8-K are available on our home web site.

RECENT EVENTS

          During 2001, we relocated our corporate headquarters, distribution center and laboratory operations from the Silicon Valley area of Northern California to a new facility in Haltom City, Texas. We vacated our primary Menlo Park, California facility in May 2001 and temporarily moved to our existing facility in Fort Worth, Texas until construction was completed at the new Haltom City facility. In October 2001, all operations were centralized to Haltom City. During the process of relocating to Texas, we incurred significant costs that were financed through a combination of internal operations, increased borrowing under our credit facilities and a sale-leaseback transaction. As further discussed in Note 13, “Sale of Medscreen”, in the accompanying Notes to Consolidated Financial Statements, in March 2002 we completed the sale of entire share capital of Medscreen for approximately $10,000,000 in cash.

          On February 20, 2003, the Company received notification from Nasdaq that, for the past 30 consecutive trading days, the Company’s common stock has not maintained a minimum market value of publicly held shares of $1 million as required for inclusion by Marketplace Rule 4310(c)(7). Publicly held shares exclude shares held directly or indirectly by any officer or director of the Company or by any person who is beneficial owner of more than 10% of total shares outstanding. The Company will be provided with 90 calendar days, or until May 21, 2003, to regain compliance. If, at anytime before May 21, 2003, such market value is $1,000,000 or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that the Company is in compliance. If compliance cannot be demonstrated by May 21, 2003, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal to a Listing Qualifications Panel.

          In addition, as previously reported, the Company is not in compliance with the $1.00 minimum bid price as required for listing on the Nasdaq SmallCap Market. The Company has been granted a grace period until April 7, 2003, to comply with this rule.

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

FORENSIC DRUG TESTING

          The essential elements of forensic drug testing are (1) a secure chain of custody for each specimen from its collection to the reporting of its test result and (2) accurate and reliable testing in which a second independent test is performed to confirm each positive test result. We carefully control each step of the testing process with detailed written procedures and by using the specific forensic testing methods required for legal defensibility of results. We perform the majority of our testing at our laboratory in Haltom City, Texas, which operates six days per week, 24 hours a day. In recent years, we introduced two product lines, the PharmScreen® On-Site Screening Device and the PharmChek® Drugs Of Abuse Patch, to provide alternatives to traditional urinalysis laboratory testing. The PharmScreen® product line was extended in 2002 to include the PharmView™ on-site screening devices.

Urinalysis

          The steps in PharmChem’s forensic drug testing process by urinalysis, our primary drug testing method, are as follows:

Specimen Collection and Transportation

•	Forensic drug testing begins with specimen collection conducted under carefully controlled conditions. Once a donor has provided a specimen, we assign a unique specimen identification number.

•	We then record information pertinent to the specimen on a chain of custody form numbered to match the specimen bottle.

•	Specimens, together with chain of custody forms, are delivered to PharmChem by courier or mail.

Receiving and Accessioning

•	We receive specimens in our restricted accessioning rooms, where we inspect them for tampering and check for proper chain of custody documentation.

•	We identify and track the specimens using unique bar-coded laboratory specimen identification numbers (accessioning).

Screening Analyses

•	We screen each specimen submitted for the presence of the drugs specified by the customer.

•	In 2002, we performed approximately 970,000 laboratory screening tests on approximately 140,000 specimens per month to determine the presence of drugs.

•	The screening methods we use include enzyme immunoassay and enzyme assay.

Results/Confirmation Testing

•	We report negative screening results to the customer.

•	If the specimen tests positive, we confirm the results by testing a separate aliquot using a different and independent technology from that used for the initial screening.

•	Confirmation technologies we use include gas chromatography/mass spectrometry (GC/MS) and gas chromatography. GC/MS confirmation is required for federally-regulated drug testing and most other workplace drug testing. Its use has been cited with approval in numerous legal proceedings.

•	In 2002, we performed approximately 27,000 laboratory confirmation tests per month to detect the presence of drugs.

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

Reporting of Test Results

We transmit substantially all of our test results electronically. We use various secure communication networks and automated voice reporting systems. Our information systems make each test result available to the customer’s computer or secure facsimile machine, via the internet, by email, by telephonic inquiry or by mail delivery. We routinely report results for specimens that screen negative within 24 hours of receipt in the laboratory and within 72 hours for specimens that require confirmation.

PharmScreen® and PharmView™ On-Site Screening Devices

          In recent years there has been a growing trend toward the use of on-site screening for drugs of abuse by a number of agencies and workplace employers, including some of our customers. On-site screening relies upon portable diagnostic devices that the customer may use at the point of specimen collection to readily identify drugs of abuse in urine specimens. This technology is advantageous because it provides virtually immediate test results. There are several states whose legislation still requires the use of traditional laboratory testing and does not recognize the on-site screening devices as an alternative means of screening for drugs of abuse.

          We offer two lines of on-site screening devices to supplement our laboratory-based testing services. PharmScreen® and newly introduced PharmView™ are portable, hand-held devices used for on-site screening of drugs of abuse and are available in single, dual, four and five drug test configurations. PharmScreen® is currently being used by certain government agencies, including the Administrative Office of the United States Courts (Federal Probation), and by certain private employers, including Sears Roebuck & Co. PharmScreen® and PharmView™ provide only a preliminary analytical result, and a more specific alternative chemical method, such as GC/MS, is necessary to obtain a confirmed analytical result. There can be no assurance that the historical profit margins of PharmScreen® will continue due to increasingly competitive market pressures or that PharmView™ will be commercially accepted.

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

          Our sales of PharmChek® have been targeted toward criminal justice agencies and drug rehabilitation customers. There can be no assurance that PharmChek® will generate significant revenues in the future or be accepted by various jurisdictions as an alternative method of detecting drugs of abuse or customers will continue to secure funding for alternative methods of drug testing, including PharmChek®.

SUPPLIERS

          We are dependent upon single suppliers for the PharmScreen®, PharmView™ and PharmChek® products and we continue to seek alternative suppliers. Recently, there has been a consolidation of suppliers to the drugs of abuse testing laboratories. We are not dependent upon any other single supplier for our raw materials.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

          We provide a variety of drug testing services which are customized to each customer’s specific needs. We employ a customer service and technical support staff specializing in one or more of the following areas of service:

Specimen Collection

          We manage specimen collection services for a number of our customers. We maintain a list of more than 4,000 clinics and other organizations throughout the United States (US) and Puerto Rico that offer specimen collection services that comply with forensic drug-testing procedures. Our customer service staff identifies collectors conveniently located to customer sites, prepares customized specimen collection procedures, conducts training of collection personnel and monitors their performance. We also offer our customers integrated web-based specimen collection management services. In 2002, PharmChem managed approximately 450,000 collections.

Transportation

          Specimens are transported to PharmChem by overnight delivery couriers or by mail. We offer special specimen transportation services for selected areas that provide for pickup of specimens before the close of each business day.

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

SALES AND MARKETING

          We sell our integrated drug testing services to corporate and governmental customers. Our sales force uses a consultative selling approach – Premium Comprehensive Management (PCM®). PCM® emphasizes the full scope of integrated services we offer and customizes these services to meet customers’ particular needs. PCM® provides customized services including:

•	a database of collection sites and on-call collections for rapid response

•	alternatives to laboratory urine testing including on-site screening devices such as PharmScreen® and PharmView™, sweat testing with PharmChek® and hair testing

•	PharmTrack®, our secure internet-based tracking and reporting system

•	FAST® (Federal Agency Specimen Tracking), our secure internet-based collection scheduling and management system

•	statistical management reporting, centralized billing and other services

CUSTOMERS

          PharmChem provides integrated drug testing services to three primary customer groups in the United States:

Public and Private Workplace Employers

          Public and private workplace employers use drug testing as part of their hiring decisions in order to increase safety and reduce costs associated with drug abuse in the workplace. In addition, a number of public and private workplace employers test employees in certain positions on a periodic or random basis and test other employees upon reasonable suspicion of drug use.

          Sales of laboratory services and products to public and private workplace employers accounted for 36%, 41% and 43% of our total net sales in 2002, 2001 and 2000, respectively. Sales to Sears, Roebuck & Co. accounted for approximately 15%, 12% and 14% of our total net sales in 2002, 2001 and 2000, respectively, while sales to Lowes Companies, Inc. were 10% in 2002 and less than 10% in 2001 and 2000.

Criminal Justice Agencies

          Criminal justice agencies use drug testing results in criminal proceedings and to assist with making parole, drug treatment and probation decisions. These agencies also use drug testing to monitor drug treatment of individuals under supervision and to track drug use trends within the United States.

          Sales of laboratory services and products to criminal justice agencies accounted for 63%, 56% and 54% of our total net sales in 2002, 2001 and 2000 , respectively. Sales to Federal Probation accounted for approximately 31%, 24% and 21% of our total net sales in 2002, 2001 and 2000, respectively.

Drug Treatment Programs

          Drug treatment programs use drug testing to monitor the treatment and rehabilitation of drug users in their care. Sales of laboratory services and products to drug treatment programs accounted for approximately 2% of our total net sales in 2002, 2001 and 2000. In November 2001, we ceased offering our customers specialized methadone testing using thin layer chromatography.

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

COMPETITION

          The market for drug testing services became increasingly competitive in the early 1990’s, and continues to be very competitive. Drug testing laboratories compete primarily on the basis of customer service, technical capability and price. We believe that PharmChem competes favorably in each of these categories. In recent years, we have expanded our scope of services and invested heavily in information technology to provide flexible, responsive and customized drug testing programs while maintaining a competitive average total selling price per specimen. Our competitors include:

•	national clinical laboratory companies, such as Laboratory Corporation of America Holdings and Quest Diagnostics, Inc.

•	independent national drug testing laboratories, such as Psychemedics Corporation, Medtox Scientific, Inc. and Northwest Toxicology, Inc.

•	regional and local laboratories

•	third party administrators

•	medical review officers

•	manufacturers and distributors of on-site screening devices and equipment

          The national clinical laboratories have significantly greater financial, marketing, laboratory and related resources than PharmChem. In addition, some of our customers and our potential customers operate their own drug testing facilities or may develop such facilities in the future.

CERTIFICATION AND GOVERNMENT REGULATION

          Laboratories which compete in the U.S. forensic drug testing market generally must be certified by SAMHSA. In addition, some state and local jurisdictions require their own certification for testing of specimens of their residents. Such state and local certifications are essential to our business in each such respective jurisdiction. Our laboratory is certified by CLIA and SAMHSA and as a clinical laboratory and forensic drug testing laboratory by CAP.

          We are subject to frequent inspection by certifying bodies, including annual CAP and semi-annual SAMHSA inspections. Inspections sometimes result in reports describing areas for improvement or suggesting changes in procedures. We may be required to take actions on the items noted in the inspection report in order to remain certified. Failure to meet certification requirements could result in suspension or loss of certification. During the past year, we have achieved favorable results on ten laboratory inspections conducted by various federal and local regulatory agencies.

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

EMPLOYEES

          As of December 31, 2002, we had approximately 170 full-time employees. Since August 2001, the Company has laid off approximately 30% of its workforce to more closely align its cost structure to the reduction in specimen volume resulting from the slowing U.S. economy. Our employees are not represented by labor organizations and we consider relations with our employees to be good.

CODE OF ETHICS

          The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions. Such code of ethics may be found on the Company’s website at www.pharmchem.com.

SEASONAL OPERATING FACTORS

          PharmChem’s operations are affected by both seasonal trends to which drug testing laboratories are generally subject and general economic conditions. Historically, our laboratory testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing.

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

ITEM 2. PROPERTIES

Location	Use	Square Footage	Remaining Lease Term

4600 N. Beach Street Haltom City, TX 76137	Corporate Headquarters and Laboratory	44,728	9 years with two 5 year options

1275 Hamilton Court Menlo Park, CA 94025	Warehouse	11,925	3 years

7606 Pebble Drive Fort Worth, TX 76118	Warehouse	15,000	3 years

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

          Although no lawsuit has been filed, our attorneys received a letter on September 19, 2002, from the landlord of our former Menlo Park, California facility claiming damages in the amount of $4,700,000. This amount is based primarily on the landlord’s claim for lost and reduced rents arising from our alleged failure to vacate the Menlo Park facility under the terms of the lease. We will defend ourselves vigorously against this claim. Refer to Note 12, “Restructuring Charge”, in the accompanying Notes to Consolidated Financial Statements.

          We believe that our liability insurance coverage is adequate for our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of PharmChem’s stockholders in the quarter ended December 31, 2002

EXECUTIVE OFFICERS OF PHARMCHEM

          The executive officers of the Company are as follows:

Name	Age	Position with PharmChem

Joseph W. Halligan	58	President, Chief Executive Officer and Director
David A. Lattanzio	60	Vice President, Finance and Administration, Chief Financial Officer and Secretary
Neil A. Fortner	48	Vice President, Laboratory Operations
Bryan C. Merryman	46	Vice President, Customer Service
Baburaj K. Parakkal	36	Vice President, Information Systems

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

          Mr. Lattanzio has been PharmChem’s Vice President, Finance and Administration, and Chief Financial Officer since April 1996 and Secretary since January 1997. He is responsible for all financial and administrative aspects of our operations, including accounting, corporate finance, treasury, logistics, purchasing, human resources and risk management. From 1995 to March 1996, Mr. Lattanzio performed private consulting for several companies, including PharmChem. He served as Vice President, Finance and Chief Financial Officer of Mission Foods from 1991 to 1995. Mr. Lattanzio holds a B.B.A. in Accounting from the University of Notre Dame and is a Certified Public Accountant.

          Mr. Fortner has served as Vice President, Laboratory Operations of PharmChem since February 1992. He joined PharmChem as Director, Laboratory Operations in July 1991. He is the Scientific Director and is responsible for all production aspects of laboratory operations. From 1985 to 1991, he served as Director of Toxicology at Southgate Medical Services. Mr. Fortner has more than 20 years experience in forensic toxicology and he is a qualified SAMHSA and CAP laboratory inspector. He is a member of the American Association of Clinical Chemistry and a full member of the Society of Forensic Toxicologists, the American Academy of Forensic Sciences (Fellow) and the American Board of Forensic Examiners. Mr. Fortner holds a B.A. in Biology from Hiram College and an M.S. in Biochemistry from Western Kentucky University. He is certified as a Forensic Toxicology Specialist by the American Board of Forensic Toxicologists and as a Toxicological Chemist by the National Registry of Certified Chemists.

          Mr. Merryman has served as Vice President, Customer Service since joining PharmChem in November 2000. He is responsible for all customer service functions. Prior to joining PharmChem, Mr. Merryman served in various customer service capacities at Quest Diagnostics from 1982 to 1990 and from 1996 until he joined PharmChem. From 1990 to 1996, Mr. Merryman held management positions at Laboratory Corporation of America. Mr. Merryman holds a B.B.A. degree in Computer Sciences from Ursinus College in Pennsylvania and an M.B.A. degree from the University of Phoenix.

          Mr. Parakkal has served as Vice President, Information Systems since November 2000. He is responsible for all information service functions. He has also served as Director, Systems Development at PharmChem since 1997. Prior to joining PharmChem, Mr. Parakkal served in project management at Transworld Information Systems, Inc. from 1996 to 1997. He was responsible for directing the development of cross-functional systems, software and databases. From 1987 to 1995, Mr. Parakkal worked in Information Technology in various aspects of design, development and implementation of business applications in India. Mr. Parakkal holds a B.S. degree in Physics from University of Madras, India and a B.S. degree in Business Management from the University of Phoenix. Mr. Parakkal is in the process of completing his M.B.A. degree from the University of Dallas.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades on The Nasdaq SmallCap Market (Nasdaq) under the symbol “PCHM”. In February 2002, Nasdaq informed us we were not in compliance with the $5,000,000 minimum market value requirement for our publicly held shares, as stated in Marketplace Rule 4450(a)(2). Publicly held shares exclude shares held directly or indirectly by any officer or director of PharmChem and by any person who is the beneficial owner of more than 10% of the total shares outstanding. Nasdaq approved PharmChem’s application to transfer its securities to The Nasdaq SmallCap Market.

          On February 20, 2003, the Company received notification from Nasdaq that, for the past 30 consecutive trading days, the Company’s common stock has not maintained a minimum market value of publicly held shares of $1 million as required for inclusion by Marketplace Rule 4310(c)(7). Publicly held shares exclude shares held directly or indirectly by any officer or director of the Company or by any person who is beneficial owner of more than 10% of total shares outstanding. The Company will be provided with 90 calendar days, or until May 21, 2003, to regain compliance. If, at anytime before May 21, 2003, such market value is $1,000,000 or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that the Company is in compliance. If compliance cannot be demonstrated by May 21, 2003, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal to a Listing Qualifications Panel.

          In addition, the Company is not in compliance with the $1.00 minimum bid price as required for listing on the Nasdaq SmallCap Market. The Company has been granted a grace period until April 7, 2003, to comply with this rule.

STOCK PRICES

          The following table sets forth for the periods indicated the high and low closing bid prices for our common stock by quarter for years 2002 and 2001, as reported by the Automated Quotation System of the National Association of Securities Dealers (Nasdaq). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Calendar			Calendar
Quarter	High	Low	Quarter	High	Low

Q1 2002	$1.590	$0.600	Q1 2001	$3.969	$2.516
Q2 2002	$0.860	$0.250	Q2 2001	$3.900	$2.990
Q3 2002	$0.850	$0.410	Q3 2001	$2.990	$1.500
Q4 2002	$0.500	$0.160	Q4 2001	$1.750	$0.790

          As of March 1, 2003, there were approximately 110 holders of record of our common stock. A large number of shares were held in nominee name. Based upon information furnished by our proxy solicitor, Skinner & Co., we believe we have approximately 760 stockholders as of March 1, 2003.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
NET SALES	$30,085	$36,566	$39,394	$37,411	$36,764
COST OF SALES (1)	23,013	32,530	28,969	27,499	27,765

GROSS PROFIT	7,072	4,036	10,425	9,912	8,999

OPERATING EXPENSES:
Selling, general and administrative (1)	7,744	11,829	9,705	8,142	8,213
Amortization of goodwill	—	130	130	130	130
Bad debt expense (benefit)	111	175	(207)	105	257
Restructuring charge	—	1,029	—	—	—

Total operating expenses	7,855	13,163	9,628	8,377	8,600

INCOME (LOSS) FROM OPERATIONS	(783)	(9,127)	797	1,535	399
OTHER EXPENSE, net	580	435	239	205	306

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,363)	(9,562)	558	1,330	93
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(69)	(87)	264	(715)	115

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,294)	(9,475)	294	2,045	(22)
DISCONTINUED OPERATIONS:
INCOME FROM OPERATIONS, NET	359	999	1,067	755	657
GAIN ON SALE, NET	4,277	—	—	—	—

NET INCOME (LOSS)	$3,342	$(8,476)	$1,361	$2,800	$635

DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.22)	$(1.62)	$0.05	$0.34	$0.05
Discontinued operations	0.79	0.17	0.17	0.13	0.17

Net income (loss)	$0.57	$(1.45)	$0.22	$0.47	$0.22

Basic weighted average shares outstanding	5,853	5,851	5,822	5,786	5,764

Diluted weighted average shares outstanding	5,853	5,851	6,069	5,954	6,238

Cash dividends per share	—	—	—	—	—

CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficiency)	$(1,670)	$(6,253)	$2,407	$3,040	$(319)
Total assets	22,667	28,497	27,265	25,046	22,063
Long-term debt, net of current portion	814	3,030	1,731	2,593	656
Stockholders’ equity	10,359	6,738	14,995	13,697	10,910

(1)	In connection with the Company’s relocation to Texas from California in 2001, we incurred significant nonrecurring costs. For 2001, such nonrecurring costs of $4,106 were included in cost of sales and $1,761 were recorded in selling, general and administrative.

In our Notes to Consolidated Financial Statements, see Note 11, “Reportable Segments,” for operating results by operating segment, Note 12, “Restructuring Charge,” for further details of the restructuring charge in 2001, Note 13, “Sale of Medscreen,” for the sale of Medscreen and Note 14, “Selected Quarterly Financial Data (Unaudited),” for quarterly financial data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT EVENTS

          During 2001, we relocated our corporate headquarters, distribution center and laboratory operations from the Silicon Valley area of Northern California to a new facility in Haltom City, Texas. We vacated our primary Menlo Park, California facility in May 2001 and temporarily moved to our existing facility in Fort Worth, Texas until construction was completed at the new Haltom City facility. In October 2001, all operations were centralized to Haltom City. During the process of relocating to Texas, we incurred significant costs that were financed through a combination of internal operations, increased borrowing under our credit facilities and a sale-leaseback transaction. As further discussed in Note 13, “Sale of Medscreen”, in the accompanying Notes to Consolidated Financial Statements, in March 2002 we completed the sale of entire share capital of Medscreen for approximately $10,000,000 in cash.

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

          PharmChem believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate the quantity and value of our unused specimen collection kit inventory existing at our customer and contractor field locations using a model that considers actual shipments to these locations, specimens returned to our laboratory for processing, replacement costs and estimates of shrinkage. If the estimated value of this inventory decreases beyond our expectations of recovery, inventory write-downs may be required.

          Future adverse changes in market conditions or poor operating results of our operations could result in losses or an inability to recover the carrying value of the related goodwill, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While PharmChem has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an increase to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

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

RESULTS OF OPERATIONS

          Refer to Note 13, “Sale of Medscreen”, in the accompanying Notes to Consolidated Financial Statements for further information on the recently completed sale of Medscreen in March 2002.

          The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended December 31,				Twelve Months Ended December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

			(As a % of net sales)				(As a % of net sales)
NET SALES:
Workplace employers	$1,770	$2,442	24.5%	30.3%	$8,396	$12,346	27.9%	33.8%
Criminal justice agencies	3,579	3,782	49.5	46.8	14,939	16,404	49.6	44.9
Drug rehab programs	83	142	1.2	1.8	234	953	0.8	2.6
Products & other	1,795	1,712	24.8	21.1	6,516	6,863	21.7	18.7

Total net sales	7,227	8,078	100.0	100.0	30,085	36,566	100.0	100.0
COST OF SALES	5,306	6,667	73.4	82.5	23,013	32,530	76.5	89.0

GROSS PROFIT	1,921	1,411	26.6	17.5	7,072	4,036	23.5	11.0

OPERATING EXPENSES:
Selling general and administrative	1,701	1,982	23.6	24.6	7,744	11,829	25.7	32.3
Amortization of goodwill	—	33	—	0.4	—	130	—	0.4
Bad debt expense	15	84	0.2	1.0	111	175	0.4	0.5
Restructuring charge	—	—	—	—	—	1,029	—	2.8

Total operating expenses	1,716	2,099	23.8	26.0	7,855	13,163	26.1	36.0

INCOME (LOSS) FROM CONTINUING OPERATIONS	205	(688)	2.8	(8.5)	(783)	(9,127)	(2.6)	(25.0)

OTHER EXPENSES, net	156	182	2.2	2.3	580	435	1.9	1.2
INCOME TAXES	—	(46)	—	(0.6)	(69)	(87)	(0.2)	(0.2)

INCOME (LOSS) FROM CONTINUING OPERATIONS	49	(824)	0.6	(10.2)	(1,294)	(9,475)	(4.3)	(26.0)
DISCONTINUED OPERATIONS:
Income from discontinued operations	—	277	—	3.4	359	999	1.2	2.7
Gain on sale	—	—	—	—	4,277	—	14.2	—

NET INCOME (LOSS)	$49	$(547)	0.6%	(6.8)%	$3,342	$(8,476)	11.1%	(23.3)%

2002 vs. 2001

          Net sales for the twelve months ended December 31, 2002 decreased $6,481,000 (17.7%) to $30,085,000 in 2002 from $36,566,000 in 2001. Specimen volume was down 23.1% reflecting decreases in all customer classes with workplace volume down significantly more than criminal justice. Sales of products and other services were lower by only 5.1%. Sales of PharmChek® sweat patches and PharmScreen® onsite testing devices decreased 34.6% and 21.7%, respectively.

          Net sales for the three months ended December 31, 2002 were $7,227,000, a decrease of 10.5% from last year’s fourth quarter sales of $8,078,000. In this year’s fourth quarter, laboratory specimen volume fell by 16.1% from the same period a year ago. Volume from criminal justice customers was negatively affected because certain of these customers have migrated from laboratory testing to less costly on-site testing devices sold by the Company’s competitors, while volume from workplace customers was adversely affected by the continued slowdown in the US economy. Average selling prices of laboratory analysis rose slightly in the current quarter but this is a function of customer and service mix as there have been no significant price increases in 2002. Sales of products and other services, which includes our online e-commerce system providing order processing, chain of custody forms printing, collection scheduling, specimen tracking and results reporting through secure internet transmission, were higher by 4.8% due to higher managed collections for the PharmScreen® onsite testing devices.

          Cost of sales for the twelve months ended December 31, 2002 decreased $9,517,000 (29.3%) to $23,013,000 in 2002 (76.5% of net sales) from $32,530,000 in 2001 (89.0% of net sales). Last year’s cost of sales includes $4,106,000 of nonrecurring costs directly related to our relocation to Texas. Excluding these nonrecurring costs, last year’s cost of sales on a pro forma basis would have been $28,424,000 (77.7% of net sales). This year’s cost of sales is lower than last year’s pro forma cost of sales by $5,411,000, or 19.0%. This reduction is attributable to lower specimen volume, operating efficiencies, and the cost containment program implemented late last year. Nearly all cost components were lower with the exception of health insurance and depreciation. Collection costs were lower in absolute dollars by 14.8% versus a 15.4% decrease in the number of collections. Gross profit as a percentage of net sales increased to 23.5% in 2002 from 11.0% in 2001. Excluding the nonrecurring costs, 2001’s gross profit would have been, on a pro forma basis, $8,142,000 and the gross profit margin would have been 22.3%.

          Cost of sales for the three months ended December 31, 2002 was $5,306,000 (73.4% of net sales), a decrease of 20.4% from last year’s fourth quarter cost of sales of $6,667,000 (82.5% of net sales). Nearly every cost element was lower in 2002 versus 2001 with the exception of health insurance and depreciation. The cost of specimen collections (conducted for the Company by third parties) was unchanged versus the prior year’s quarter, reversing the trend of sequential increases in each of the past three quarters. The lower cost of sales this year is a result of lower specimen volume coupled with operating efficiencies and a cost reduction program implemented in late 2001, which is continuing into 2003. Fixed overhead was lower by 21.0% in spite of higher depreciation related to systems and equipment at our new facility being placed into service. Gross profit as a percentage of net sales increased to 26.6% in 2002 from 17.5% in 2001.

          Selling, General & Administrative (SG&A) expenses for the twelve months ended December 31, 2002 decreased $4,085,000 (34.5%) to $7,744,000 in 2002 (25.7% of net sales) from $11,829,000 in 2001 (32.3% of net sales). Last year’s SG&A expenses include $1,761,000 of nonrecurring costs associated with the relocation of our Company from California to Texas. These nonrecurring costs include significant relocation, travel and subsistence expenses. This year’s SG&A expenses reflect a reduction in costs related to sales, marketing, customer service, professional fees and information systems. On a pro forma basis, last year’s SG&A for the twelve months would have been $10,068,000 (27.5% of net sales), or 23.1% higher than this year’s SG&A amount.

          SG&A expenses for the three months ended December 31, 2002 decreased $281,000 (14.2%) to $1,701,000 in 2002 from $1,982,000 in 2001. The decrease partially reflects lower bad debts, professional fees and consulting expenses resulting from the cost containment program implemented in the latter part of 2001. SG&A expenses as a percentage of net sales decreased to 23.6% in 2002 from 24.6% in 2001.

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

          Discontinued Operations for the twelve months ended December 31, 2002 resulted in net income of $4,636,000 (or $0.79 per share), which is comprised of net income from Medscreen’s operations for three months of $359,000 (or $0.06 per share) and the gain on the sale of Medscreen of $4,277,000 (or $0.73 per share). These operations in 2001 generated net income of $999,000 (or $0.17 per share) and reflect twelve months of operations.

          Net Loss from continuing operations for the twelve months ended December 31, 2002 was $1,294,000 or $0.22 per share compared to a net loss in 2001 of $9,475,000, or $1.62 per share. Excluding the impact of the $5,867,000 in nonrecurring costs, the $1,029,000 restructuring charge and $130,000 of goodwill amortization, the net loss from continuing operations for the twelve months ended December 31, 2001 would have been $2,449,000, or $0.42 per share. The net income for the twelve months ended December 31, 2002, including discontinued operations, was $3,342,000 or $0.57 per diluted share versus a net loss in 2001 of $8,476,000, or $1.45 per share.

          Net income from continuing operations for the three months ended December 31, 2002 was $49,000 or $0.01 per share compared to a net loss of $824,000 or $0.14 per share in 2001. The net loss in 2001, after the inclusion of income from discontinued operations, was $547,000, or $0.09 per share. Excluding the $33,000 of goodwill amortization, the pro forma loss from continuing operations in 2001 would have been $791,000, or $0.14 per share.

2001 vs. 2000

          Net Sales for the year decreased $2,828,000 (7.2%) to $36,566,000 in 2001 from $39,394,000 in 2000. This decrease is principally attributed to a $3,661,000 (11.0%) decrease in laboratory sales that more than offset increases of $405,000 (10.6%) in product sales and $428,000 (19.3%) in other non-laboratory sales. Laboratory specimen volume decreased 14.1% to 2,162,000 in 2001 compared to 2000, led by a 16.8% decrease in workplace customers and a 12.1% decrease in criminal justice customers. The decrease in our domestic specimen volume accelerated after the September 11, 2001 tragedy, which contributed to a further slowdown in the US economy. Contributing to the decreased specimen volume was the November 2001 closure of our California laboratory that offered customers methadone testing using thin layer chromatography. Average laboratory selling prices increased 3.7% in 2001 compared to 2000. Product sales reflect a $194,000 (47.4%) increase in the PharmChek® sweat patch, due to 41.2% higher volume and higher average selling prices, and a $209,000 (6.2%) increase in PharmScreen® onsite screening devices driven by higher volume of our 5-test drug device. Non-laboratory sales, which includes our online e-commerce system providing order processing, chain of custody forms printing, collection scheduling, specimen tracking and results reporting through secure internet transmission, increased approximately $430,000 (19.3%) in 2001 on higher volume.

          Cost of Sales for the year increased $3,561,000 (12.3%) to $32,530,000 in 2001 from $28,969,000 in 2000. This increase is due principally to $4,106,000 of non-recurring expenses associated with the transfer of production to the new Texas laboratory from our Menlo Park, California laboratory. These nonrecurring costs include duplicate payroll, lab materials, training and transportation. Our relocation to Texas was predicated on our belief that the cost structure was severely challenged in the Silicon Valley area of Northern California due to the region’s higher wages, rents, insurance programs and overall high cost of living and the uncertainty of electric power. Excluding the non-recurring expenses, the proforma gross profit as a percentage of net sales would have decreased to 22.3% in 2001 from 26.5% in 2000.

          Selling, General and Administrative (SG&A) expenses for the year increased $2,124,000 (21.9%) to $11,829,000 in 2001 from $9,705,000 in 2000. Included in SG&A expenses are $1,761,000 of nonrecurring costs associated with the relocation to Texas. The nonrecurring costs included relocation, travel and subsistence expenses. The percent of SG&A expenses to net sales increased to 32.3% in 2001 from 24.6% in 2000.

          Restructuring Charge in the amount of $1,029,000 was recorded in 2001’s second quarter in accordance with a plan approved by our Board of Directors to provide for costs associated with closing our former headquarters, main laboratory and distribution center in Menlo Park, California. The charge consisted of $330,000 for severance and related benefits costs of a workforce reduction and $699,000 for repairs, clean-up and professional services.

          Discontinued Operations for the twelve months ended December 31, 2001 resulted in net income of $999,000 (or $0.17 per share), which is comprised of net income from Medscreen’s operations for twelve months. These operations in 2000 generated net income of $1,067,000 (or $0.17 per share) and reflect twelve months of operations.

          Net Loss from continuing operations for the twelve months ended December 31, 2001 was $9,475,000 or $1.62 per share compared to net income in 2000 of $294,000, or $0.05 per share. Excluding the impact of the $5,867,000 in nonrecurring costs, the $1,029,000 restructuring charge and $130,000 of goodwill amortization, the proforma net loss from continuing operations for the twelve months ended December 31, 2001 would have been $2,449,000, or $0.42 per share.

LIQUIDITY AND CAPITAL RESOURCES

          Reference should be made to Note 13, “Sale of Medscreen”, in the accompanying Notes to Consolidated Financial Statements for further discussion of the sale of Medscreen in March 2002. In addition, refer to Item 5., “Market for Registrant’s Common Equity and Related Stockholder Matters,” for discussion of the Company’s transfer to the Nasdaq SmallCap Market and subsequent noncompliance with minimum market value and minimum bid requirements.

          Our continuing operations during the year ending December 31, 2002 provided cash of approximately $1,176,000, for the year ending December 31, 2001, used cash of approximately $4,739,000, and for the year ending December 31, 2000, provided cash of approximately $2,568,000. The increase in cash flow from operations between 2002 and 2001 is principally due to 2002’s smaller net loss from continuing operations and, in 2001, nonrecurring expenses related to the relocation of our Company from California to Texas. The decrease in cash flow from operations between 2001 and 2000 reflects 2001’s operating loss and nonrecurring expenses related to the relocation.

          As of December 31, 2002 and 2001, we had $4,213,000 and $197,000 in cash and cash equivalents, respectively. The increase in cash reflects the remaining proceeds from the sale of Medscreen that was completed in March 2002. During 2002, we had net repayments on the revolving line of credit totaling $1,210,000 and repayments on term debt and capital leases totaling $2,669,000. We also used $1,415,000 to acquire property and equipment, mostly related to computer software. During 2001, we had a net increase in debt proceeds of $6,686,000 to finance the relocation to Texas and completion of the new facility.

          On July 31, 2002, we entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with our principal lender whereby the line of credit is $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (5.25% as of December 30, 2002), and the annual fee is 0.10% of the credit line, payable quarterly. The financial covenants include a current ratio of no less than 0.85 to 1.00, total liabilities to effective tangible net worth of not more than 2.00 to 1.00, and minimum effective tangible net worth of not less than $10 million (including subordinated debt)—all measured quarterly. In addition, the Company is required to be profitable for the 2002 fiscal year and quarterly in 2003. Also, the Agreement provides for a limitation on capital expenditures and requires a restricted cash balance of $500,000. As of December 31, 2002, we were in compliance with all covenants. Our intent is to seek a similar agreement from another financial institution or renew the Agreement with our primary bank.

          The Agreement permits borrowings on eligible receivables up to 85% thereof and is secured by a lien on a significant portion of our assets. It also permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan. As of December 31, 2002, the calculated maximum that could be borrowed and the amount outstanding under the Agreement were $3,674,000 and $3,334,000, respectively.

          On September 14 and September 21, 2001, we closed transactions with three stockholders resulting in the issuance of unsecured subordinated promissory notes (“Notes”), in an aggregate amount of $1,500,000. In addition, the stockholders received (without additional consideration) warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. Interest on the Notes accrues at a rate of 9% per annum and is payable annually during the term of the Notes. The Notes will mature on September 30, 2003. Our obligation under the Notes is subordinate in payment and priority to the indebtedness of the Company due and owing to our bank. The warrants are immediately exercisable by each stockholder for shares of the Company’s common stock at an exercise price of $3.00 per share and expire five years from the date of the closing. The warrants also provide each stockholder certain registration rights for the warrant shares. On the closing dates, the fair value of each warrant was $2.30 based on the Black-Scholes option pricing model and using assumptions of a 4.02% risk free rate of return, 5 year life and a 101%

annual volatility of our stock price. The fair value of the warrants is classified as a discount to the Notes and is being amortized to expense over a two-year period. As of December 31, 2002, the unamortized discount was $129,000.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supercedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. We adopted the provisions of SFAS No. 144 in the first quarter of 2002 and the implementation of this standard did not have a material effect on our results of operations or financial position.

          Effective January 1, 2002, we implemented FASB Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As permitted by SFAS No. 142, we implemented the impairment provisions in the second quarter of 2002. This Statement further requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. On an ongoing basis, the amortization of goodwill noted in the Consolidated Statements of Operations was eliminated beginning January 1, 2002.

          In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt the provisions of SFAS No. 143 no later than January 1, 2003. The adoption of this standard is not expected to have a material effect on our consolidated financial position or results of operations.

          In June 2002, the FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on our consolidated financial position or results of operations.

          In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure — an amendment of SFAS No. 123.” This statement amends SFAS No.

123,“Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 5, “Incentive Stock Plans and Stock Repurchase Program”, in the accompanying Notes to Consolidated Financial Statements.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The company does not expect FIN 45 to have a material effect on its financial condition and results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its financial condition and results of operations.

          In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect EITF Issue No. 00-21 to have a material effect on its financial condition and results of operations.

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

          A majority of our sales arise out of competitively bid contracts, which are awarded based on technical superiority, customer service and price. The failure to renew a significant contract, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. Our contracts generally allow termination at the customer’s discretion on short notice with little or no penalty. Many contracts provide for termination for convenience. In addition, relatively few of our contracts call for minimum contract amounts or payments. Although in the past our customers generally have not exercised these early termination rights, there can be no assurance that this will continue in the future. Early termination of a substantial contract, if not replaced by comparable contracts, could have a material, adverse effect on PharmChem. Refer to “Customer Concentration” below for discussion of the Company’s largest customers.

Customer Concentration

          Our three largest customers combined accounted for approximately 56% of our sales in 2002 and 43% of our sales in 2001. The contract for our largest customer, Federal Probation, expired in September 2002 and was subsequently extended through August 1, 2003. We are in continued negotiations with the customer to renew the contract and/or obtain a further extension. We expect Federal Probation will further extend the contract until a new bid process is completed. The loss of these contracts, if not replaced by comparable contracts, could result in lower sales, lower profit margins, decreased cash flows and losses. We have in the past failed to renew significant contracts which has had adverse effects on PharmChem. See “Competition and Customer Contracts” above.

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

Seasonal Trends and Economic Conditions

          Seasonal trends to which drug testing laboratories are generally subject affect our operations. Workplace testing volume tends to be higher in the second and third calendar quarters and lower in the fourth and first calendar quarters, primarily due to the hiring patterns of our public and private employer customer group which affect pre-employment drug testing. Demand for our services is also dependent on general economic conditions. Recessionary periods generally result in fewer new hires, and therefore may lead to fewer pre-employment drug tests for public and private employer customers. Similarly, customers may scale back their drug testing program in a tight labor market to enhance their chances of hiring candidates by expediting the hiring decision-making or by rehiring workers that were subject to a prior layoff and not require the workers to be further drug tested. Budget cuts at the federal, state or local level could reduce business from our public employer, criminal justice agency and government funded drug treatment program customers. An extended recessionary period could have a material, adverse impact on our liquidity if we are unable to reduce our cost structure on a proportionate basis or seek further financing on favorable terms. During high seasonal periods, we have traditionally used temporary personnel to assist our permanent work force with the higher operational requirements of increased specimen volumes. Because expenses associated with maintaining our testing work force are relatively fixed over the short term, our profit margins tend to increase in periods of higher testing volume and decrease in periods of lower testing volume.

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

Credit Availability

          We maintain a revolving credit agreement with a bank and it is scheduled to expire in June 2003. All borrowings are secured by a lien on a significant portion of our assets and the Agreement contains certain financial covenants. In addition, our subordinated debt agreement expires in September 2003. Continued operating losses and/or the potential delisting by Nasdaq of our common stock would generally make it increasingly more difficult for the Company to renew credit facilities on favorable terms and to secure additional or replacement credit facilities. Due to the downturn in the U.S. economy, the costs associated with relocating and the investments to complete our new facility in Haltom City, Texas, we have operated at or near the maximum availability of our revolving line of credit since the middle of 2001.

Legal Proceedings

          In the ordinary course of our business, we are sued by individuals, primarily those in the criminal justice system, who have tested positive for drugs of abuse. In addition, we frequently testify in administrative and court proceedings involving the results of our tests. To date, we have not experienced any material liability related to these claims, although there can be no assurance that we will not at some time in the future experience significant liability in connection with such claims. Refer to Item 3., “Legal Proceedings.”

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

Dependence on Key Personnel

          Our success is dependent in part on our key management and technical personnel, the loss of one or more of whom could have a material adverse effect on PharmChem. All of our key executive officers relocated with the Company to Texas in 2001 and none of our key employees has an employment contract with us. Currently, all stock option awards granted to employees have an exercise price higher than our closing stock price as of February 28, 2003. We believe that our future success will depend in part upon our continued ability to attract, retain, incentivize and motivate additional highly skilled personnel.

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

ITEM 8. Financial Statements and Supplementary Data

See Index at page 48, Item 15. (a) (1).

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
PharmChem, Inc.:

We have audited the accompanying consolidated balance sheets of PharmChem, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index in Part IV, Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Medscreen Limited (Medscreen), a wholly-owned subsidiary, as of December 31, 2001 and 2000, which has been included as discontinued operations in the accompanying consolidated financial statements, which financial statements reflect total assets constituting 8 percent of consolidated total assets as of December 31, 2001, and total revenues constituting 17 percent and 16 percent for the years ended December 31, 2001 and 2000, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Medscreen, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmChem, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, PharmChem, Inc. adopted certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Dallas, Texas March 18, 2003

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

Gallagher & Co.

London, England
March 14, 2002

PHARMCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,213	$197
Accounts receivable, net of allowance for doubtful accounts of $197 and $288, respectively	3,792	5,378
Inventories	1,318	2,160
Deferred income taxes	—	390
Prepaids and other current assets	501	538
Current assets of discontinued operations	—	2,409

TOTAL CURRENT ASSETS	9,824	11,072

PROPERTY AND EQUIPMENT, net	12,074	12,915
OTHER ASSETS	40	763
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	3,018
GOODWILL, net of accumulated amortization of $1,892	729	729

TOTAL ASSETS	$22,667	$28,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$3,334	$4,544
Current portion of long-term debt	2,388	2,668
Accounts payable	2,918	5,935
Accrued compensation	837	635
Accrued collectors and other liabilities	2,017	1,659
Current liabilities of discontinued operations	—	1,884

TOTAL CURRENT LIABILITIES	11,494	17,325

LONG TERM DEBT, net of current portion	814	3,030
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	1,404

TOTAL LIABILITIES	12,308	21,759

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 shares issued and outstanding at December 31, 2002 and 2001	6	6
Additional paid-in capital	19,589	19,589
Accumulated other comprehensive loss	—	(279)
Accumulated deficit	(9,236)	(12,578)

TOTAL STOCKHOLDERS’ EQUITY	10,359	6,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,667	$28,497

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

NET SALES	$30,085	$36,566	$39,394
COST OF SALES	23,013	32,530	28,969

GROSS PROFIT	7,072	4,036	10,425

OPERATING EXPENSES:
Selling, general and administrative	7,744	11,829	9,705
Amortization of goodwill	—	130	130
Bad debt expense (benefit)	111	175	(207)
Restructuring charge	—	1,029	—

Total operating expenses	7,855	13,163	9,628

INCOME (LOSS) FROM OPERATIONS	(783)	(9,127)	797

OTHER EXPENSE, net:
Interest expense	651	457	281
Interest income	(137)	(2)	(11)
Other expense (income)	66	(20)	(31)

Other expense, net	580	435	239

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,363)	(9,562)	558
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(69)	(87)	264

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,294)	(9,475)	294
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes of $193, $558 and $508 in 2002, 2001 and 2000, respectively	359	999	1,067
Gain on sale, net of income taxes of $1,116	4,277	—	—

NET INCOME (LOSS)	$3,342	$(8,476)	$1,361

BASIC INCOME (LOSS) PER SHARE:
Continuing operations	$(0.22)	$(1.62)	$0.05
Discontinued operations	0.79	0.17	0.18

Total	$0.57	$(1.45)	$0.23

DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.22)	$(1.62)	$0.05
Discontinued operations	0.79	0.17	0.17

Total	$0.57	$(1.45)	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,853	5,851	5,822

Diluted	5,853	5,851	6,069

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,

	2002	2001	2000

NET INCOME (LOSS)	$3,342	$(8,476)	$1,361
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	279	(137)	(163)

COMPREHENSIVE INCOME (LOSS)	$3,621	$(8,613)	$1,198

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
			Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity

BALANCE AT DECEMBER 31, 1999	5,805	$6	$19,133	$21	$(5,463)	$13,697
Exercise of stock options	42	—	100	—	—	100
Other comprehensive loss	—	—	—	(163)	—	(163)
Net income	—	—	—	—	1,361	1,361

BALANCE AT DECEMBER 31, 2000	5,847	6	19,233	(142)	(4,102)	14,995
Exercise of stock options	6	—	11	—	—	11
Issuance of stock warrants	—	—	345	—	—	345
Other comprehensive loss	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(8,476)	(8,476)

BALANCE AT DECEMBER 31, 2001	5,853	6	19,589	(279)	(12,578)	6,738
Other comprehensive income	—	—	—	279	—	279
Net income	—	—	—	—	3,342	3,342

BALANCE AT DECEMBER 31, 2002	5,853	$6	$19,589	$—	$(9,236)	$10,359

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,342	$(8,476)	$1,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(359)	(999)	(1,067)
Gain on disposition of subsidiary, net of tax	(4,277)	—	—
Depreciation and amortization	2,251	2,028	1,956
Bad debt expense (benefit)	111	175	(207)
Deferred income taxes	—	(4)	250
Loss on dispositions and sales of equipment	5	—	4
Deferred gain on sale of computer software	—	(24)	(24)
Restructuring charge	—	423	—
Amortization of discount on subordinated debt	173	43	—
Change in operating assets and liabilities:
Accounts receivable	1,475	1,474	(1,302)
Inventories	842	(455)	80
Prepaids and other current assets	37	122	(281)
Other noncurrent assets	33	4	197
Accounts payable and other accrued liabilities	(2,457)	994	1,627
Other noncurrent liabilities	—	(44)	(26)

Net cash provided by (used in) operating activities of continuing operations	1,176	(4,739)	2,568

Net cash provided by operating activities of discontinued operations	161	1,132	1,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,415)	(5,275)	(3,470)
Proceeds from sales of subsidiary	10,000	—	—

Net cash provided by (used in) investing activities of continuing operations	8,585	(5,275)	(3,470)

Net cash used in investing activities of discontinued operations	(40)	(70)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on revolving lines of credit, net	(1,210)	3,813	731
Proceeds from lease financings	—	3,590	—
Proceeds from long term debt	—	—	1,674
Proceeds from issuance of subordinated debt	—	1,500	—
Principal payments on long-term debt and capital leases	(2,669)	(2,217)	(2,643)
Proceeds from exercise of stock options	—	11	100

Net cash provided by (used in) financing activities of continuing operations	(3,879)	6,697	(138)

Net cash provided by (used in) financing activities of discontinued operations	(1,987)	2,567	—

Foreign currency translation	—	(137)	(163)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	4,016	175	(167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	197	22	189

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,213	$197	$22

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of $138, $292 and $218 capitalized in 2002, 2001 and 2000, respectively	$677	$409	$272

Cash paid for income taxes	$5	$6	$24

See accompanying notes to consolidated financial statements.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

1. THE COMPANY

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

          When we refer to “we” or “PharmChem” in these Notes, we mean the current Delaware corporation (PharmChem, Inc.). Refer to Note 13, “Sale of Medscreen”, for further information on the sale of Medscreen in March 2002.

Critical Accounting Policies

          PharmChem’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring accruals, contingencies, revenue recognition, specimen collector accruals and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

          Cash and cash equivalents include cash balances and all highly liquid investments with original maturities of three months or less at the date of purchase. At December 31, 2002 and 2001, cash and cash equivalents consist of demand deposits maintained at established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

          We are subject to a number of risks which include, among others, competition related to customer contracts, development and marketing of PharmChek®, PharmViewTM and PharmScreen®, customer concentration and laboratory certification. Financial instruments which potentially subject PharmChem to concentrations of credit risk consist principally of cash investments, trade receivables and debt. We have cash investment policies that limit investments to short-term, low risk instruments. Although three customers accounted for approximately 56%, 43% and 35% of our sales for each of the three years ended December 31, 2002, 2001 and 2000, respectively, we believe the risk associated with concentrations of credit for trade receivables is mitigated because (i) one of the customers is a federal government agency; (ii) the remaining customer base is diversified among many corporate industries and other government agencies; (iii) we have an ongoing credit evaluation process; and (iv) we maintain an allowance for doubtful accounts.

Inventories

          We state inventories at the lower of cost or market. We determine cost using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. At December 31, our inventories consisted of the following (in thousands):

	2002	2001

Laboratory materials	$225	$294
Collection materials	542	1,031
Products	551	835

	$1,318	$2,160

Property and Equipment

          We record property and equipment at cost. We provide for depreciation and amortization using the straight-line method over the estimated useful lives. We amortize leasehold improvements and equipment held under capital leases over the lease term or useful lives. At December 31, our property and equipment consisted of the following (in thousands):

	Useful Lives
	In Years	2002	2001

Lab equipment	5 to 10	$4,343	$4,514
Computer hardware and software	3 to 20	13,848	8,957
Office equipment	3 to 10	617	169
Furniture, fixtures and other	3 to 10	456	315
Leasehold improvements	Up to 10	1,386	104
Construction in progress	—	76	6,467

		20,726	20,526
Less: accumulated depreciation and amortization		(8,652)	(7,611)

Property and equipment, net		$12,074	$12,915

          We capitalize software development costs for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortize such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, we capitalized $1,114,000 and $1,354,000 of software development costs in 2002 and 2001, respectively, related to our information systems capital expenditure program.

          Expenditures for maintenance and repairs are expensed as incurred. We capitalize costs of major replacements and betterments. When we retire or otherwise dispose of property, we remove the cost and accumulated depreciation and amortization from the appropriate accounts and we include any gain or loss in the statement of operations.

Long-Lived Assets, Including Goodwill

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” we review, as circumstances dictate, the carrying amount of our long-lived assets. The purpose of these reviews is to determine whether the carrying amounts are recoverable. We determine recoverability by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. We measure the amount of impairment, if any, based on the excess of the carrying value over the fair value. Goodwill consists of the excess of cost over the fair value of the net assets of the business acquired. Our management believes that there has been no impairment of long-lived assets during the three years ended December 31, 2002.

          In the first quarter of 2002, we implemented SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This Statement further requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As permitted by SFAS No. 142, we implemented the impairment provisions in the second quarter of 2002. On an ongoing basis, the amortization of goodwill noted in the consolidated statements of operations was eliminated beginning January 1, 2002. No provision for impairment was required in 2002. The following table shows the Company’s net income (loss) for the years ended 2002, 2001 and 2000, excluding the goodwill amortization in 2001 and 2000 (in thousands, except diluted per share amounts):

	Years Ended December 31,

	2002	2001	2000

Reported net income (loss) from continuing operations	$(1,294)	$(9,475)	$294
Amortization of PharmChem, Inc. goodwill	—	130	130

Adjusted net income (loss) from continuing operations	(1,294)	(9,345)	424

Income from discontinued operations	359	999	1,067
Amortization of Medscreen, Ltd. Goodwill	—	55	55

Adjusted net income from discontinued operations	359	1,054	1,122

Gain from sale of discontinued operations	4,277	—	—

Adjusted net income (loss)	$3,342	$(8,291)	$1,546

Adjusted net income (loss) from continuing operations per share	$(0.22)	$(1.60)	$0.07

Adjusted net income from discontinued operations per share	$0.79	$0.18	$0.18

Adjusted net income (loss) per share	$0.57	$(1.42)	$0.25

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and Other Deferred Credits

          We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” , as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Revenue is recognized (i) upon communication of the results from laboratory analysis of specimens submitted by our customers, (ii) at the time of shipment for products, and (iii) at the completion of rendered services. Communication of results occurs shortly after completion of the laboratory analyses using a variety of electronic methods. No further obligations exist to our customers beyond the communication of laboratory results. Deferred service revenues represents amounts paid for in advance of laboratory analysis performed. We classify deferred revenues expected to be realized beyond one year as other noncurrent liabilities.

Stock Based-Compensation

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, we have adopted the disclosure provisions for the current fiscal year. The exercise price of options granted under our stock option plans is equal to the market price of our stock on the date of grant. Therefore, we have not recorded compensation cost under APB No. 25.

          We continue to apply APB No. 25 in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If we had determined compensation cost for all of our stock based compensation plans in accordance with the fair value method prescribed by SFAS No. 123, our proforma net income (loss) and income (loss) per share for the years ended December 31 would have been as follows (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss), as reported	$3,342	$(8,476)	$1,361
Stock-based employee compensation expense, net of related tax effects	(112)	(297)	(171)

Net income (loss), pro forma	$3,230	$(8,773)	$1,190

Basic income (loss) per share, as reported	$0.57	$(1.45)	$0.23
Basic income (loss) per share, pro forma	0.55	(1.50)	0.20
Diluted income (loss) per share, as reported	0.57	(1.45)	0.22
Diluted income (loss) per share, pro forma	0.55	(1.50)	0.20

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The weighted average fair values of options granted during 2002, 2001 and 2000 were $0.54, $2.31 and $2.92, respectively. We estimate the fair value of each grant on the date of grant using the Binomial option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk free rate of return	2% to 5%	4%	6%
Option lives in years	3 to 7	3 to 5	3 to 5
Annual volatility of stock price	159%	107%	93%
Dividend yield	0.0%	0.0%	0.0%

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

Fair Value of Financial Instruments

          SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The fair values of revolving credit agreements, long-term debt and notes payable do not materially differ from their carrying amounts since the majority of such debt bears interest at variable rates and the fixed rate obligations generally have near-term maturities or have matured.

Reclassifications

          We have made certain reclassifications to prior year amounts to conform to current year presentation.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. DEBT AND LIQUIDITY

          Our revolving credit agreement, term notes, subordinated debt and capitalized lease obligations at December 31 consist of the following (in thousands):

	2002	2001

Revolving credit agreement pursuant to a revolving loan agreement	$3,334	$4,544
Term installment note (repaid in March 2002)	—	1,103
Subordinated debt, net of discount of $129 and $302 at December 31, 2002 and 2001, respectively, due September 30, 2003	1,371	1,198
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	1,831	3,397

	6,536	10,242
Less: current portion and revolving line of credit	(5,722)	(7,212)

Long-term portion	$814	$3,030

          Future principal payments at December 31, 2002 are as follows (in thousands):

Amount

2003	$5,851
2004	695
2005	119

Total Debt	$6,665

          On July 31, 2002, we entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with our principal lender whereby the line of credit is $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (5.25% as of December 30, 2002), and the annual fee is 0.10% of the credit line, payable quarterly. The financial covenants include a current ratio of no less than 0.85 to 1.00, total liabilities to effective tangible net worth of not more than 2.00 to 1.00, and minimum effective tangible net worth of not less than $10 million (including subordinated debt)—all measured quarterly. In addition, the Company is required to be profitable for the 2002 fiscal year and quarterly in 2003. Also, the Agreement provides for a limitation on capital expenditures and requires a restricted cash balance of $500,000. Our intent is to seek a similar agreement from another financial institution or renew the Agreement with our primary bank.

          The Agreement permits borrowings on eligible receivables up to 85% thereof and is secured by a lien on a significant portion of our assets. It also permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan. As of December 31, 2002, the calculated maximum that could be borrowed and the amount outstanding under the Agreement were $3,674,000 and $3,334,000, respectively.

          On September 14 and September 21, 2001, we closed transactions with three stockholders resulting in the issuance of unsecured subordinated promissory notes (“Notes”), in an aggregate amount of $1,500,000. In addition, the stockholders received (without additional consideration) warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. Interest on the Notes accrues at a rate of 9% per annum and is payable annually

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the term of the Notes. The Notes will mature on September 30, 2003. Our obligation under the Notes is subordinate in payment and priority to the indebtedness of the Company due and owing to our bank. The warrants are immediately exercisable by each stockholder for shares of the Company’s common stock at an exercise price of $3.00 per share and expire five years from the date of the closing. The warrants also provide each stockholder certain registration rights for the warrant shares. On the closing dates, the fair value of each warrant was $2.30 based on the Black-Scholes option pricing model and using assumptions of a 4.02% risk free rate of return, 5 year life and a 101% annual volatility of our stock price. The fair value of the warrants is classified as a discount to the Notes and is being amortized to interest expense over a two-year period. As of December 31, 2002, the unamortized discount was $129,000.

          We have leased certain laboratory equipment, office equipment and computer software with an original cost of approximately $5,851,000 under capital lease agreements at December 31, 2002 and 2001. The accumulated depreciation of such leased equipment was approximately $1,372,000 and $853,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, the future minimum lease payments, together with the present value of the net minimum lease payments under these agreements, were as follows (in thousands):

Amount

2003	$1,144
2004	740
2005	126

Total minimum lease payments	2,010
Less: amount representing interest	179

Present value of net minimum lease payments	$1,831

4. INCOME TAXES

          The income (loss) before income taxes based upon the geographic locations of our operations consisted of the following for the year ended December 31 (in thousands):

	2002	2001	2000

Pre-tax income (loss):
Domestic	$4,030	$(9,562)	$558
Foreign (operations disposed in 2002)	552	1,557	1,575

Consolidated	$4,582	$(8,005)	$2,133

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The provision for (benefit from) income taxes from continuing operations consisted of the following for the year ended December 31 (in thousands):

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	12	13	4
Foreign	(45)	—	—

Total current	(33)	13	4

Deferred:
Federal	—	(180)	157
State	—	44	103
Foreign	(36)	36	—

Total deferred	(36)	(100)	260

Provision for (benefit from) income taxes from continuing operations	$(69)	$(87)	$264

Income tax expense from discontinued operations	193	558	508
Income tax expense on disposal of discontinued operations	1,116	—	—

Total income tax expense	$1,240	$471	$772

          Undistributed earnings at our foreign subsidiary were not significant. We reconciled the provision for income taxes from continuing operations with the federal statutory rate for the year ended December 31 as follows (in thousands):

	2002	2001	2000

Tax provision computed at the federal statutory tax rate	$(464)	$(3,251)	$190
State taxes, net of federal tax benefit	8	(229)	18
Utilization of net operating loss carryforwards	—	—	—
Effects of foreign operations	—	219	(38)
Amortization of goodwill and other permanent differences	8	369	106
Change in the beginning of the year valuation allowance	397	3,428	48
Reversal of accrual no longer required	—	—	(73)
Foreign tax credits	—	(623)	—
Other	(18)	—	13

Provision for (benefit from) income taxes	$(69)	$(87)	$264

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The major components of temporary differences which give rise to the deferred tax accounts at December 31 are as follows (in thousands):

	2002	2001

Current deferred tax assets:
Reserves and accruals	$275	$283
Net operating loss carryforwards	—	1,440

Total gross current asset	275	1,723
Deferred tax valuation allowance	(275)	(1,333)

Net current asset	$—	$390

Non-current deferred tax assets:
Net operating loss carryforwards	$3,966	$2,728
Restructuring charges	88	140
Difference between book and tax depreciation	(881)	(430)
Foreign tax credit carryforwards	653	623
Research tax credit carryforwards and other	130	130

Total gross non-current asset	3,956	3,191
Deferred tax asset valuation allowance	(3,956)	(2,501)

Net non-current asset (included in other assets)	$—	$690

Total net deferred tax asset	$—	$1,080

          The increase in the deferred tax valuation allowance in 2002 principally reflects our revised expectations for the realization of net operating loss carryforwards. The recognition of the net deferred tax asset is based upon the expected utilization of net operating loss carryforwards that we believe will more likely than not be realized. The net change in the valuation allowance was an increase of $397,000, $3,428,000 and $48,000 in 2002, 2001 and 2000, respectively.

          As of December 31, 2002, we have net operating loss carryforwards for federal and state income tax reporting purposes of approximately $10,563,000 and $8,304,000, respectively. The federal loss carryforwards expire at various dates through 2021 and the state loss carryforwards expire at various dates through 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          In November 1988, we adopted the 1988 Incentive Stock Plan, which expired in 1998. Under this Plan, nonstatutory options and stock purchase rights could be granted to employees and consultants, while incentive stock options could only be granted to employees, for up to a total of 1,280,000 shares of common stock. Options granted under the 1988 Plan vested over a 48-month period and expire ten years after the grant date. Effective March 24, 1998, we engaged in a stock option exchange program that effectively repriced all then outstanding options having an exercise price above the then current market price of $2.375. The repriced options began vesting effective April 24, 1998 over a 48-month period. The exercise price for all options exchanged was $2.375.

          Options to purchase 746,886, 808,989 and 604,931 shares of common stock under the 1988 and 1997 incentive stock option plans were exercisable at December 31, 2002, 2001 and 2000, respectively. Option information for the periods presented is as follows:

		Options Outstanding

			Weighted
	Options		Average
	Available	Number	Exercise
	for Grant	of Options	Price

Balance at December 31, 1999	259,941	927,008	$2.41

Granted	(88,000)	88,000	4.40
Canceled	6,000	(46,545)	2.61
Exercised	—	(42,481)	2.34

Balance at December 31, 2000	177,941	925,982	2.59

Granted	(80,000)	80,000	3.22
Canceled	1,500	(21,500)	2.80
Exercised	—	(5,283)	2.09

Balance at December 31, 2001	99,441	979,199	2.64

Granted	(115,000)	115,000	0.61
Canceled	97,000	(213,719)	2.68
Exercised	—	—	—

Balance at December 31, 2002	81,441	880,480	$2.37

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1992 Director Option Plan

          In May 1992, we adopted the 1992 Director Option Plan (“the Director Plan’’) and reserved 250,000 shares of common stock for issuance under this plan. On March 22, 1997, we changed the Director Plan to provide for grants to outside directors only. The options vest over a 48-month period and are granted at fair market value. Options granted prior to 2000 expire five years from the original grant date. On November 30, 1999, the Director Plan was amended to change the date of automatic grants from January 1 to March 1. On February 18, 2000, the Director Plan was amended to increase the number of annual option grants to each director to 10,000 from 5,000, to increase the life of newly issued option grants to 10 years from 5 years and to extend the expiration date of the Director Plan to March 31, 2004. Options to purchase 46,657, 30,409 and 25,307 shares of common stock under the Director Plan were exercisable at December 31, 2002, 2001 and 2000, respectively.

          Option information for the periods presented is as follows:

		Options Outstanding

	Options		Weighted
	Available	Number	Average
	for Grant	of Options	Price

Balance at December 31, 1999	182,813	30,000	$4.02

Granted	(20,000)	20,000	5.00
Canceled	5,000	(5,000)	4.50

Balance at December 31, 2000	167,813	45,000	4.41

Granted	(30,000)	30,000	3.49
Canceled	5,000	(5,000)	5.25

Balance at December 31, 2001	142,813	70,000	3.95

Granted	(30,000)	30,000	0.71
Canceled	5,000	(5,000)	2.63

Balance at December 31, 2002	117,813	95,000	$3.03

          The following summarizes information about all stock option plans at December 31, 2002:

Options Outstanding				Options Exercisable

			Weighted Avg.		Weighted
		Weighted	Remaining		Average
Range of	Options	Average	Contractual	Options	Exercise
Exercise Price	Outstanding	Exercise Price	Life	Exercisable	Price

$0.36-$2.37	175,000	$1.02	7.2 Years	65,622	$1.68
$2.38	569,480	2.38	5.3 Years	569,480	2.38
$2.39-$5.00	231,000	3.63	6.7 Years	158,441	3.61

	975,480	$2.43	6.0 Years	793,543	$2.57

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Repurchase Program

          In November 1999, and reaffirmed in December 2002, our Board of Directors approved a common stock repurchase program whereby we are able to purchase up to 300,000 shares (approximately 5%) of our common stock from time to time on the open market or in privately negotiated sales. In connection with this program, our bank has authorized up to $2.0 million from our existing Credit Agreement to be used toward repurchase of our common stock under this program. The repurchase program contains certain restrictions, including limitations on the quantity of, bid price and timing of stock purchases. As of December 31, 2002, no shares have been repurchased.

6. INCOME (LOSS) PER SHARE

          The calculations of basic and diluted income (loss) per share are as follows (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss)	$3,342	$(8,476)	$1,361

Denominator for basic income (loss) per share – weighted average common shares	5,853	5,851	5,822
Dilutive stock options	—	—	247

Denominator for diluted income (loss) per share	5,853	5,851	6,069

Basic income (loss) per share	$0.57	$(1.45)	$0.23

Diluted income (loss) per share	$0.57	$(1.45)	$0.22

          We did not include options and warrants to purchase 975,480 and 150,000 shares, respectively, at December 31, 2002 in the computation of diluted income per share because their effect would have been antidilutive due to the net loss from continuing operations reported for the year ended December 31, 2002. We did not include options and warrants to purchase 1,049,199 and 150,000 shares, respectively, of our common stock because their effect would have been antidilutive due to the net loss reported for the year ended December 31, 2001. We did not include options to purchase 105,000 shares of our common stock at December 31, 2000 in the computation of diluted income per share because their exercise prices were greater than the average market share price of our common stock of $3.40.

7. PROFIT SHARING PLAN

          We have a 401(k) plan which is available to all employees who have reached age 18 and have completed at least three consecutive months of service. The 401(k) Plan provides that each participant may contribute a portion of his or her salary, within certain limits prescribed by U.S. tax laws. We will make a matching contribution of at least 10% of the amount contributed by each participant. We may make additional matching or discretionary profit sharing contributions. Our contributions vest after three years of service. The total contribution expenses we recorded were $28,000, $30,000 and $57,000 for 2002, 2001 and 2000, respectively.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. STOCKHOLDER RIGHTS PLAN

          On November 30, 1999 our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of PharmChem for its stockholders if there were an unsolicited acquisition attempt. In connection with the plan, our Board declared a dividend of one preferred share purchase right for each share of PharmChem’s Common Stock on the November 30, 1999 record date and further directed the issuance of one such right with respect to each share of our Common Stock that we issue after the record date, except in certain circumstances. Each right will entitle a stockholder to buy 1/100 of a share of preferred stock at an exercise price of $35.00 which will be subject to adjustment in certain circumstances.

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

9. COMMITMENTS AND CONTINGENCIES

          Future minimum lease payments under noncancellable operating leases for our office, laboratory and warehouse space at December 31, 2002 were as follows (in thousands):

Amount

2003	$532
2004	537
2005	543
2006	495
2007 & thereafter	1,828

Total commitments	$3,935

          Rental expense for operating leases amounted to approximately $825,000, $1,115,000 and $1,067,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The amount of $1,828,000 appearing in the above table is principally comprised of rent through the year 2011 on our new Haltom City, Texas facility.

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          We are the defendant in certain legal matters which are normal for the industry in which we operate. Our management believes that these matters, both individually and in the aggregate, will not have a material adverse impact on PharmChem’s financial position or results of operations.

          Although no lawsuit has been filed, our attorneys received a letter from the landlord of our former Menlo Park, California facility claiming damages in the amount of $4,700,000. This amount is based primarily on the landlord’s claim for lost and reduced rents arising from our alleged failure to vacate the Menlo Park facility under the terms of the lease. We will defend ourselves vigorously against this claim. We believe we have adequately provided for all lease termination costs through the restructuring charge recorded in fiscal 2001 which is further discussed in Note 12, “Restructuring Charge”.

10. RELATED PARTY TRANSACTIONS

          As more fully disclosed in Note 3, “Debt”, we entered into transactions with three stockholders whereby the Company issued unsecured subordinated promissory notes totaling $1,500,000 and stock warrants to purchase an aggregate of 150,000 shares of our common stock.

11. REPORTABLE SEGMENTS

          Prior to the sale of Medscreen (refer to Note 13, “Sale of Medscreen”), we had two reportable segments, Domestic and International, providing integrated drug testing services. The Domestic segment serves the United States and the International segment served primarily the United Kingdom and also included the European, Asian, Middle Eastern and South American markets. Subsequent to the sale of Medscreen, we operate only one (Domestic) reportable segment. Medscreen serviced the International segment. The accounting policies of the segments were the same as those described in the Summary of Significant Accounting Policies (Note 2). The functional currency of Medscreen was the local currency. Medscreen’s transactions were denominated approximately 84% in British pound sterling and 16% in US dollars.

          We evaluate segment profit based on income or loss from operations before intercompany interest, other income or expense and income taxes and excluding goodwill amortization. Intersegment sales and transfers are not material. Information about our segments as of and for the three fiscal years ended December 31 is as follows (in thousands):

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Domestic	International
		(Continuing)	(Discontinued)	Total

2002:	Net sales from external customers	$30,085	$1,968	$32,053
	Depreciation and amortization	2,251	24	2,275
	Segment profit (loss)	(783)	565	(218)
	Segment assets	22,667	—	22,667
	Expenditures for long-lived assets	1,415	50	1,465
2001:	Net sales from external customers	$36,566	$7,411	$43,977
	Depreciation and amortization	2,028	269	2,297
	Segment profit (loss)	(8,997)	1,624	(7,373)
	Segment assets	23,070	5,427	28,497
	Expenditures for long-lived assets	5,275	70	5,345
2000:	Net sales from external customers	$39,394	$7,438	$46,832
	Depreciation and amortization	1,956	296	2,252
	Segment profit	927	1,649	2,576
	Segment assets	21,017	6,248	27,265
	Expenditures for long-lived assets	3,470	76	3,546

          Three customers of the remaining segment accounted for the following as a percentage of our net sales for the year ended December 31:

	2002	2001	2000

Customer A	31.4%	24.4%	21.1%
Customer B	14.6%	11.6%	13.7%
Customer C	10.3%	7.2%	0.5%

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

	Accrual			Accrual
	As of	2002	2002	As of
Restructuring Expense	December 31, 2001	Charges	Payments	December 31, 2002

Severance and related benefits	$74	$25	$(73)	$26
Clean-up and remediation	213	—	(42)	171
Repairs	9	—	—	9
Legal and other	67	(25)	(14)	28

Total	$363	$—	$(129)	$234

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The lease on our main Menlo Park facility terminated on June 1, 2001 and the restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 156 employees were terminated as of December 31, 2002. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs includes sewer line repair or replacement as contractually provided for in the lease agreement. In addition, we expect to continue to incur legal and other fees related to interpretation of the lease’s contractual obligations. The accrual balance of $234,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred and there are no costs in the restructuring provision that relate to the new Texas facility.

13. SALE OF MEDSCREEN

          In January, 2002, our Board of Director’s authorized a plan to sell Medscreen. On March 25, 2002, we completed the sale of Medscreen for approximately $10.0 million. Approximately $4,310,000 of the proceeds were immediately used to pay debt. The transaction was recorded in the first quarter of 2002. Refer to Note 11, “Reportable Segments”, for information on Medscreen’s revenues and segment profit. As of December 31, 2001, Medscreen’s balance sheet included the following amounts (in thousands):

Amount

Cash and cash equivalents	$940
Accounts receivable, net	1,024
Prepaids and other current assets	445
Property and equipment, net	1,284
Goodwill, net, and other noncurrent assets	1,734
Accounts payable and other current liabilities	1,403
Current portion of long-term debt	481
Long-term debt and other noncurrent liabilities	1,404

PHARMCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Summarized selected quarterly financial data is presenting in the following table (in thousands, except per share amounts):

	Quarters Ended

	3/31	6/30	9/30	12/31

2002:
Net sales	$7,476	$8,066	$7,316	$7,227
Gross profit	1,808	1,817	1,526	1,921
Income (loss) from continuing operations	(310)	(208)	(825)	49
Income from discontinued operations	4,636	—	—	—
Net income (loss)	4,326	(208)	(825)	49
Basic income (loss) per share from continuing operations	(0.05)	(0.04)	(0.14)	0.01
Basic income (loss) per share from discontinued operations	0.79	—	—	—
Basic income (loss) per share	0.74	(0.04)	(0.14)	0.01
Diluted income (loss) per share from continuing operations	(0.05)	(0.04)	(0.14)	0.01
Diluted income (loss) per share from discontinued operations	0.79	—	—	—
Diluted income (loss) per share	0.74	(0.04)	(0.14)	0.01
Basic weighted average shares outstanding	5,853	5,853	5,853	5,853
Diluted weighted average shares outstanding	5,853	5,853	5,853	5,853
2001:
Net sales	$9,634	$9,030	$9,824	$8,078
Gross profit	1,920	(184)	889	1,411
Income (loss) from continuing operations	(992)	(5,472)	(1,917)	(824)
Income from discontinued operations	292	185	245	277
Net income (loss)	(700)	(5,557)	(1,672)	(547)
Basic income (loss) per share from continuing operations	(0.17)	(0.98)	(0.33)	(0.14)
Basic income (loss) per share from discontinued operations	0.05	0.03	0.04	0.05
Basic income (loss) per share	(0.12)	(0.95)	(0.29)	(0.09)
Diluted income (loss) per share from continuing operations	(0.17)	(0.98)	(0.33)	(0.14)
Diluted income (loss) per share from discontinued operations	0.05	0.03	0.04	0.05
Diluted income (loss) per share	(0.12)	(0.95)	(0.29)	(0.09)
Basic weighted average shares outstanding	5,847	5,851	5,853	5,853
Diluted weighted average shares outstanding	5,847	5,851	5,853	5,853

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 None.

PART III

ITEMS 10 TO 13 Inclusive

          We have omitted these items in accordance with the General Instructions to Form 10-K. The information to be furnished pursuant to these items is incorporated by reference to PharmChem’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Stockholders.

          Additional information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K on page 11.

ITEM 14. Controls and Procedures

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (CEO) and the Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company’s periodic SEC filings.

          Additionally, the CEO and CFO determined that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	(1) Financial Statements.

Page
Number
in This
Report

Report of KPMG LLP, Independent Auditors	24
Report of Gallagher & Co., Independent Auditors	25
Consolidated Balance Sheets at December 31, 2002 and 2001	26
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	27
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000	28
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	29
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	30
Notes to Consolidated Financial Statements	31

(a)	(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	52

     All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)	(3) Exhibits

Exhibit
Number		Description of Document

2.01	[1]	Agreement and Plan of Merger of PharmChem, Inc., a Delaware corporation, and PharmChem Laboratories, Inc., a California corporation.

2.02	[1]	Certificate of Merger of PharmChem Laboratories, Inc. into PharmChem, Inc.

2.03	[19]	Share Purchase Agreement for the Sale of Medscreen, Limited.

3.01	[1]	Certificate of Incorporation of PharmChem, Inc.

3.02	[1]	Bylaws of PharmChem, Inc.

4.01	[2]	Restated Modification Agreement dated August 14, 1989.

10.01	[2]	1988 Incentive Stock Plan, as amended.

10.02	[4]	Form of Stock Option Agreement.

10.03	[2]	Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).

10.04	[4]	Form of Stock Option Agreement (January 1, 1995).

10.05	[2]	Form of Stock Purchase Agreement.

10.06	[3]	1992 Director Option Plan.

10.07	[3]	Form of Director Option Agreement.

10.08	[5]	Amendment Number 1 to 1992 Director Option Plan dated February 28, 1996.

10.09	[5]	Amendment Number 2 to 1992 Director Option Plan dated March 4, 1997.

10.10	[9]	Amendment Number 3 to 1992 Director Option Plan dated November 30, 1999.

10.11	[1]	Amendment Number 4 to 1992 Director Option Plan dated February 18, 2000.

10.12		Amendment Number 5 to 1992 Director Option Plan dated May 14, 2002.

10.13	[6]	1997 Equity Incentive Plan.

10.14	[6]	Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity Incentive Plan.

10.15	[6]	Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

10.16		Amendment Number 1 to 1997 Equity Incentive Plan dated May 14, 2002.

10.17	[2]	401(k) Plan.

10.18	[5]	Amendment to 401(k) Plan dated August 25, 1996.

10.19	[7]	Amendment to 401(k) Plan dated September 15, 1998.

10.20	[10]	Amendment to 401(k) Plan dated December 3, 2001.

10.21	[8]	Rights Agreement dated November 30, 1999.

10.22	[16]	Amendment to Rights Agreement dated December 18, 2000.

10.23	[17]	Amendment to Rights Agreement dated September 4, 2001.

10.24	[11]	Lease Amendment for the Company’s warehouse in Menlo Park, California dated May 7, 1999.

10.25	[5]	Lease Agreement for the Company’s offices in Fort Worth, Texas dated October 24, 1991.

10.26	[5]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated December 8, 1992.

10.27	[5]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated February 9, 1996.

10.28	[13]	Lease Agreement for the Company’s offices in Haltom City, Texas dated February 16, 2001.

10.29	[9]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated November 23, 1999.

Exhibit
Number		Description of Document

10.30	[12]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated December 15, 2000.

10.31	[14]	Lease Agreement for computer software between First American Commercial Bancorp, Inc. and PharmChem, Inc. dated July 25, 2001.

10.32	[1]	Form of Indemnification Agreement.

10.33	[18]	Unsecured Subordinated Promissory Notes and Common Stock Warrants between three stockholders and PharmChem, Inc. dated between September 14, 2001 and September 21, 2001.

10.34	[19]	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Medscreen Limited between PharmChem, Inc. and Newincco 140 Limited, dated March 25, 2002

10.35	[15]	Second Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

10.36	[15]	Intellectual Property Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

21.01		List of Subsidiaries.

23.01		Consent of KPMG LLP, Independent Certified Public Accountants.

23.02		Consent of Gallagher & Co., Chartered Accountants.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

[2]	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

[3]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

[4]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

[5]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

[6]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

[7]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

[8]	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 6, 1999.

[9]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

[10]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

[11]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

[12]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

[13]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

[14]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

[15]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

[16]	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2000.

[17]	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2001.

[18]	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2001.

[19]	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 25, 2002.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

See (a) (3) above.

(d)	Financial Statement Schedule

See (a) (2) above.

SCHEDULE II

PHARMCHEM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged to
	Balance at	(Reduction of)		Balance at
	Beginning	Costs and	Deductions	End
Description	of Period	Expenses	(Recoveries)	of Period

Allowance for Doubtful Accounts
Year ended:
December 31, 2000	$395	$(207)	$(22)	$210

December 31, 2001	$210	$175	$97	$288

December 31, 2002	$288	$111	$202	$197

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Haltom, State of Texas, on this 18th day of March, 2003.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph W. Halligan Joseph W. Halligan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003

/s/ David A. Lattanzio David A. Lattanzio	Chief Financial Officer, Vice President, Finance and Administration (Principal Accounting and Financial Officer) and Secretary	March 18, 2003

/s/ Richard D. Irwin Richard D. Irwin	Chairman of the Board and Director	March 18, 2003

/s/ Donald R. Stroben Donald R. Stroben	Director	March 18, 2003

/s/ Stephen I. Schorr Stephen I. Schorr	Director	March 18, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Joseph W. Halligan, certify that:

1.	I have reviewed this annual report on Form 10-K of PharmChem, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003

/s/ Joseph W. Halligan Joseph W. Halligan President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David A. Lattanzio, certify that:

1.	I have reviewed this annual report on Form 10-K of PharmChem, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 18, 2003

/s/ David A. Lattanzio David A. Lattanzio Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.01	[1]	Agreement and Plan of Merger of PharmChem, Inc., a Delaware corporation, and PharmChem Laboratories, Inc., a California corporation.

2.02	[1]	Certificate of Merger of PharmChem Laboratories, Inc. into PharmChem, Inc.

2.03	[19]	Share Purchase Agreement for the Sale of Medscreen, Limited.

3.01	[1]	Certificate of Incorporation of PharmChem, Inc.

3.02	[1]	Bylaws of PharmChem, Inc.

4.01	[2]	Restated Modification Agreement dated August 14, 1989.

10.01	[2]	1988 Incentive Stock Plan, as amended.

10.02	[4]	Form of Stock Option Agreement.

10.03	[2]	Form of Stock Option Agreement (providing for accelerated vesting upon death or disability).

10.04	[4]	Form of Stock Option Agreement (January 1, 1995).

10.05	[2]	Form of Stock Purchase Agreement.

10.06	[3]	1992 Director Option Plan.

10.07	[3]	Form of Director Option Agreement.

10.08	[5]	Amendment Number 1 to 1992 Director Option Plan dated February 28, 1996.

10.09	[5]	Amendment Number 2 to 1992 Director Option Plan dated March 4, 1997.

10.10	[9]	Amendment Number 3 to 1992 Director Option Plan dated November 30, 1999.

10.11	[1]	Amendment Number 4 to 1992 Director Option Plan dated February 18, 2000.

10.12		Amendment Number 5 to 1992 Director Option Plan dated May 14, 2002.

10.13	[6]	1997 Equity Incentive Plan.

10.14	[6]	Form of Stock Option Agreement (Nonstatutory Stock Option) in connection with the 1997 Equity Incentive Plan.

10.15	[6]	Stock Option Agreement (Incentive Stock Option) in connection with the 1997 Equity Incentive Plan.

10.16		Amendment Number 1 to 1997 Equity Incentive Plan dated May 14, 2002.

10.17	[2]	401(k) Plan.

10.18	[5]	Amendment to 401(k) Plan dated August 25, 1996.

10.19	[7]	Amendment to 401(k) Plan dated September 15, 1998.

10.20	[10]	Amendment to 401(k) Plan dated December 3, 2001.

10.21	[8]	Rights Agreement dated November 30, 1999.

10.22	[16]	Amendment to Rights Agreement dated December 18, 2000.

10.23	[17]	Amendment to Rights Agreement dated September 4, 2001.

10.24	[11]	Lease Amendment for the Company’s warehouse in Menlo Park, California dated May 7, 1999.

10.25	[5]	Lease Agreement for the Company’s offices in Fort Worth, Texas dated October 24, 1991.

10.26	[5]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated December 8, 1992.

10.27	[5]	Lease Amendment for the Company’s offices in Fort Worth, Texas dated February 9, 1996.

10.28	[13]	Lease Agreement for the Company’s offices in Haltom City, Texas dated February 16, 2001.

10.29	[9]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated November 23, 1999.

Exhibit
Number		Description of Document

10.30	[12]	Lease Agreement for computer software between Jules and Associates, Inc. and PharmChem, Inc. dated December 15, 2000.

10.31	[14]	Lease Agreement for computer software between First American Commercial Bancorp, Inc. and PharmChem, Inc. dated July 25, 2001.

10.32	[1]	Form of Indemnification Agreement.

10.33	[18]	Unsecured Subordinated Promissory Notes and Common Stock Warrants between three stockholders and PharmChem, Inc. dated between September 14, 2001 and September 21, 2001.

10.34	[19]	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Medscreen Limited between PharmChem, Inc. and Newincco 140 Limited, dated March 25, 2002

10.35	[15]	Second Amended and Restated Loan and Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

10.36	[15]	Intellectual Property Security Agreement between Comerica Bank-California and PharmChem, Inc. dated July 31, 2002.

21.01		List of Subsidiaries.

23.01		Consent of KPMG LLP, Independent Certified Public Accountants.

23.02		Consent of Gallagher & Co., Chartered Accountants.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

[2]	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-41363), effective August 8, 1991.

[3]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

[4]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

[5]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

[6]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

[7]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

[8]	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 6, 1999.

[9]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

[10]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

[11]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

[12]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

[13]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

[14]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

[15]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

[16]	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2000.

[17]	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2001.

[18]	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2001.

[19]	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 25, 2002.