Form 10-Q
period 2003-03-31
PHARMCHEM INC
filed 2003-05-15
CIK 876645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-19371

(Exact name of registrant as specified in its charter)

Delaware	77-0187280
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

4600 North Beach Street
Haltom City, Texas	76137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 605-5300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No   ☑

     As of April 30, 2003, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

PHARMCHEM, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

     The condensed consolidated financial statements of PharmChem, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

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

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,917	$4,213
Accounts receivable, net of allowance for doubtful accounts of $231 and $197	3,926	3,792
Inventory	1,152	1,318
Prepaid expenses	396	501

TOTAL CURRENT ASSETS	8,391	9,824
PROPERTY AND EQUIPMENT, net	11,670	12,074
OTHER ASSETS	39	40
GOODWILL, net of amortization of $1,892	729	729

TOTAL ASSETS	$20,829	$22,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$3,129	$3,334
Current portion of long-term debt	2,312	2,388
Accounts payable	2,668	2,918
Accrued compensation	653	837
Accrued collectors and other liabilities	1,835	2,017

TOTAL CURRENT LIABILITIES	10,597	11,494
LONG-TERM DEBT, net of current portion	606	814

TOTAL LIABILITIES	11,203	12,308

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 shares issued and outstanding at March 31, 2003 and December 31, 2002	6	6
Additional paid-in capital	19,589	19,589
Accumulated deficit	(9,969)	(9,236)

TOTAL STOCKHOLDERS’ EQUITY	9,626	10,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,829	$22,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

NET SALES	$6,335	$7,476
COST OF SALES	5,125	5,668

GROSS PROFIT	1,210	1,808

OPERATING EXPENSES:
Selling, general and administrative	1,798	2,013

Total operating expenses	1,798	2,013

LOSS FROM OPERATIONS	(588)	(205)
Interest expense	160	162
Other expense (income)	(15)	25

	145	187

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(733)	(392)
BENEFIT FROM INCOME TAXES	—	(82)

LOSS FROM CONTINUING OPERATIONS	(733)	(310)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes of $184	—	359
Gain on disposition, net of applicable income taxes of $1,116	—	4,277

NET INCOME (LOSS)	$(733)	$4,326

NET INCOME (LOSS) PER COMMON SHARE:
BASIC: Continuing operations	$(0.13)	$(0.05)
Discontinued operations	—	0.79

Net income (loss)	$(0.13)	$0.74

DILUTED: Continuing operations	$(0.13)	$(0.05)
Discontinued operations	—	0.79

Net income (loss)	$(0.13)	$0.74

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,853	5,853

DILUTED	5,853	5,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

NET INCOME (LOSS)	$(733)	$4,326
OTHER COMPREHENSIVE LOSS:
Foreign currency translation	—	(53)
Realized foreign currency exchange loss	—	53

	—	—

COMPREHENSIVE INCOME (LOSS)	$(733)	$4,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(733)	$4,326
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(359)
Depreciation and amortization	560	540
Bad debt expense	34	118
Gain on disposition of subsidiary, net of tax	—	(4,277)
Gain on sale of property and equipment	(4)	—
Amortization of discount on subordinated debt	43	43
Changes in operating assets and liabilities
Accounts receivable	(168)	309
Inventory	166	319
Prepaids and other current assets	106	28
Other assets	—	2
Accounts payable and other accrued liabilities	(616)	(568)

Net cash provided by (used in) operating activities of continuing operations	(612)	481

Net cash provided by operating activities of discontinued operations	—	161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156)	(482)
Proceeds from sale of property and equipment	4	—
Proceeds from sale of discontinued operations	—	10,000

Net cash provided by (used in) investing activities of continuing operations	(152)	9,518

Net cash used in investing activities of discontinued operations	—	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(327)	(523)
Repayments on revolving line of credit, net of borrowings	(205)	(542)

Net cash used in financing activities of continuing operations	(532)	(1,065)

Net cash used in financing activities of discontinued operations	—	(1,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,296)	7,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,213	197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,917	$7,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation, General and Business

     PharmChem, Inc. (the “Company”) is a leading independent laboratory that provides integrated drug testing services. Our customers include private and public employers, criminal justice agencies and drug treatment programs in the United States who seek to detect and deter the use of illegal drugs and alcohol. The consolidated financial statements include the accounts of PharmChem and Medscreen Limited (“Medscreen”), a United Kingdom company. Medscreen was sold on March 25, 2002 and, as a result, is presented as discontinued operations in the accompanying financial statements for all periods presented. Medscreen’s financial statements were translated based on the month-end spot rate for the balance sheets and a weighted average of the spot rates for the statements of operations.

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

     We continue to apply APB No. 25 in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If we had determined compensation cost for all of our stock based compensation plans in accordance with the fair value method prescribed by SFAS No. 123, our proforma net income (loss) and income (loss) per share for the three months ended March 31 would have been as follows (in thousands, except per share amounts):

	2003	2002

Net income (loss), as reported	$(733)	$4,326
Stock-based employee compensation expense, net of related tax effects	(34)	(28)

Net income (loss), pro forma	$(767)	$4,298

Basic income (loss) per share, as reported	$(0.13)	$0.74

Basic income (loss) per share, pro forma	$(0.13)	$0.74

Diluted income (loss) per share, as reported	$(0.13)	$0.74

Diluted income (loss) per share, pro forma	$(0.13)	$0.74

2. Discontinued Operations

     On March 25, 2002, we completed the sale of Medscreen for approximately $10.0 million. In connection with the sale, Medscreen’s two loan facilities totaling approximately $1,663,000 were fully repaid. Closing and other settlement costs totaled approximately $324,000 and approximately $929,000 was used to repay a portion of our revolving line of credit. In April 2002, we fully repaid the term loan ($989,000) with our primary bank.

     Net sales of the discontinued operations were $1,786,000 for the three months ended March 31, 2002. We recorded a gain on the sale of Medscreen of $4,277,000, or $0.73 per share.

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

     Options and warrants to purchase 1,155,000 and 1,132,000 shares of our common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted income per share because their effect would have been anti-dilutive.

4. Inventory

     Inventory includes laboratory materials, collection materials and products and is stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

Laboratory materials	$185	$225
Collection materials	521	542
Products	446	551

	$1,152	$1,318

5. Debt

     Our debt at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	2003	2002

Revolving line of credit	$3,129	$3,334
Subordinated debt, net of discount of $86 and $129 at March 31, 2003 and December 31, 2002, respectively, due September, 2003	1,414	1,371
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	1,504	1,831

	6,047	6,536
Less: current portion and revolving line of credit	(5,441)	(5,722)

Long-term portion	$606	$814

          On July 31, 2002, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with its principal lender whereby the line of credit is $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (4.75% as of March 31, 2003), and the annual fee is 0.10% of the credit line, payable quarterly. The July 31, 2002 Agreement permits borrowings on eligible receivables up to 85% thereof and is secured by a lien on a significant portion of our assets. It also permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

     As of March 31, 2003, the calculated maximum that could be borrowed and the amount outstanding were $3,164,643 and $3,129,147 respectively. We were in compliance with all covenants as of March 31, 2003, except for the 2003 profitability covenant for which we are discussing a waiver from the lender. In addition, the Company is currently negotiating a new line of credit to replace its existing credit agreement.

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

	Accrual		Accrual
	As of	2003	As of
	December 31, 2002	Payments	March 31, 2003

Severance and related benefits	$26	$(2)	$24
Clean-up and remediation	171	(3)	168
Repairs	9	—	9
Legal and other	28	—	28

Total	$234	$(5)	$229

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 157 employees were terminated as of March 31, 2003. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs expense includes sewer line repair or replacement as contractually provided for in the lease agreement. The accrual balance of $229,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred.

     On September 19, 2002, the Company’s attorneys received a letter from counsel for the landlord of the Company’s former Menlo Park, California facility claiming damages in the amount of $4.7 million. This amount is based primarily on the landlord’s claim for lost and reduced rent arising from the Company’s alleged failure to vacate the Menlo Park premises timely under the terms of the lease. On April 30, 2003, the Company’s attorneys received a second letter together with a draft complaint from the landlord’s counsel reiterating these allegations and requesting that the parties meet and confer to resolve the matter; otherwise the complaint will be filed. The Company and its counsel are continuing to review the details of this claim and the Company will defend itself vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the “safe harbor” created by these Sections. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from our recent results and those projected in the forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2002. We assume no obligation to update the forward-looking statements or such factors.

Recent Events

     The Company has not been in compliance with the $1.00 minimum bid price as required for listing on the Nasdaq SmallCap Market. The Company has since been granted a waiver until July 7, 2003 to comply with this rule. In addition,–the Company’s common stock has not maintained a minimum market value of publicly held shares of $1 million as required for inclusion by Marketplace Rule 4310(c)(7). The Company has until May 21, 2003 to attain this minimum for ten consecutive trading days. Otherwise, the Company’s securities will be delisted. At that time, the Company may appeal to a Listing Qualifications Panel.

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

     Continued adverse changes in market conditions or poor operating results of our operations could result in additional losses or an inability to recover the carrying value of the related goodwill, thereby possibly requiring an impairment charge in the future. Revenue is recognized upon the communication of results from laboratory analysis of specimens submitted by our customers, at the time of shipment for products and at the completion of rendered services. We accrue expected payments to specimen collectors who perform specimen collection services on behalf of our managed customers. The specimen collector accrual calculation is based on a combination of our reporting of results from laboratory analysis of specimens and cost information maintained in our internal systems for each specimen collector. We include in the accrual estimates of retroactive rate increases and services performed but not reported to customers.

Results of Operations

     Refer to Note 2, “Discontinued Operations”, to the accompanying Notes to Condensed Consolidated Financial Statements for further information on the sale of Medscreen in March 2002. The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended March 31,

	2003	2002	2003	2002

	(As a percentage of sales)
NET SALES:
Workplace employers analysis	$1,704	$2,240	26.9%	30.0%
Criminal justice agencies analysis	3,272	3,888	51.7	52.0
Drug rehabilitation programs analysis	81	45	1.3	0.6
Products and other	1,278	1,303	20.1	17.4

Total net sales	6,335	7,476	100.0	100.0
COST OF SALES	5,125	5,668	80.9	75.8

GROSS PROFIT	1,210	1,808	19.1	24.2

OPERATING EXPENSES:
Selling, general and administrative	1,798	2,013	28.4	26.9

Total operating expenses	1,798	2,013	28.4	26.9

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(588)	(205)	(9.3)	(2.7)
OTHER EXPENSE, net	145	187	2.3	2.5
BENEFIT FROM INCOME TAXES	—	(82)	—	(1.1)

LOSS FROM CONTINUING OPERATIONS	(733)	(310)	(11.6)	(4.1)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes	—	359	—	4.8
Gain on sale of disposition, net of applicable income taxes	—	4,277	—	57.2

NET INCOME (LOSS)	$(733)	$4,326	(11.6)%	57.9%

     Net sales for the three months ended March 31, 2003 were $6,335,000, a decrease of $1,141,000 (15.3%) from last year’s first quarter sales of $7,476,000. In this year’s first quarter, laboratory specimen volume fell by 20.8% from the same period a year ago. Overall, laboratory analysis sales were down by $1,116,000 (18.1%), with workplace lower by $536,000 (23.9%) and criminal justice by $616,000 (15.8%). The continued slowdown in pre-employment testing by workplace customers, resulting from the stagnant economy, and a drop in most governmental testing due to budgetary constraints, have both adversely impacted the Company’s revenues. The lower specimen volume was also affected by severe weather in the east and midwest. Product and other sales were down by only $25,000 (1.9%) from the same period last year. Average selling prices for laboratory analyses were up in all customer categories, primarily due to a change of customer mix.

     Cost of sales for the three months ended March 31, 2003 was $5,125,000 (80.9% of net sales), a decrease of $543,000 (9.6%) from last year’s first quarter cost of sales of $5,668,000 (75.8% of net sales). Decreases in labor, inventory usages, transportation and collection service fees were in line with the decreased number of specimens processed in the first quarter. Fixed costs increased by $143,000, caused mainly by an increase in depreciation expense on newly developed software and higher business insurance expense. Accordingly, gross profit as a percentage of sales decreased to 19.1% from 24.2% in the prior year.

     Selling, General & Administrative (SG&A) expenses for the three months ended March 31, 2003 decreased $215,000 (10.7%) to $1,798,000 in 2003 from $2,013,000 in 2002. Sales and marketing expense was lower by $179,000, consisting of lower bad debt expense of $83,000, lower payroll cost of $60,000 and reduced spending on promotions and advertising. Research and development costs were lower by $38,000 in the first quarter as compared to last year.

     Discontinued Operations for the three months ended March 31, 2002 generated income of $359,000, or $0.06 per diluted share. There were no discontinued operations in the first quarter of 2003.

     Net loss from continuing operations for the three months ended March 31, 2003 was $733,000 or $0.13 per share compared to a net loss of $310,000 or $0.05 per share in 2002. The net income in 2002, after the inclusion of income from discontinued operations, was $4,326,000, or $0.74 per share. The gain on the sale of Medscreen was $4,277,000, net of tax effect of $1,116,000.

Liquidity and Capital Resources

     Our continuing operations during the three-month periods ended March 31 used cash of $612,000 and provided cash of $481,000 in 2003 and 2002, respectively. The decrease in cash flow from operations between 2003 and 2002 reflects a larger loss from continuing operations in 2003. Days sales outstanding at the end of the first quarter 2003 was 58 days compared to 64 days at the end of March 2002. Decreases in accounts payable and related accruals in the first quarter of both years reflect the declining business volume and ongoing cost containment measures. As of March 31, 2003, we had $2,417,000 in unrestricted cash and cash equivalents, and $500,000 in restricted cash. During the three months ended March 31, 2003, we used approximately $156,000 in cash to purchase property and equipment, principally for information systems development.

     On July 31, 2002, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Agreement”) with its principal lender whereby the line of credit is $4,250,000, the maturity date is June 30, 2003, interest is at the prime rate plus one-half percent (4.75% as of March 31, 2003), and the annual fee is 0.10% of the credit line, payable quarterly. The July 31, 2002 Agreement permits borrowings on eligible receivables up to 85% thereof and is secured by a lien on a significant portion of our assets. It permits up to $2,000,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan.

     As of March 31, 2003, the calculated maximum that could be borrowed was $3,164,643 and the amount outstanding was $3,129,147. We were in compliance with all covenants as of March 31, 2003, except for the 2003 profitability covenant for which we are discussing a waiver from the lender. In addition, the Company is currently negotiating a new line of credit to replace its existing credit agreement.

     We anticipate the existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures for the next twelve months.

Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS 143 effective January 1, 2003. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

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

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.37	-	Amended PharmChem, Inc. 401 (k) Plan.

99.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Press release reporting 2002 financial results issued on Form 8-K, dated March 20, 2003.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmChem, Inc.
(Registrant)

Date: May 14, 2003	By:	/s/ David A. Lattanzio

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

Dated: May 14, 2003
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

Dated: May 14, 2003
/s/ David A. Lattanzio

David A. Lattanzio
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

10.37	-	Amended PharmChem, Inc. 401 (k) Plan.

99.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.