Form 10-Q
period 2003-06-30
PHARMCHEM INC
filed 2003-08-11
CIK 876645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

     As of July 31, 2003, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II.Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signature
EXHIBIT INDEX
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,426	$4,213
Accounts receivable, net of allowance for doubtful accounts of $246 and $197	3,851	3,792
Inventories	1,055	1,318
Prepaid expenses	505	501

TOTAL CURRENT ASSETS	7,837	9,824

PROPERTY AND EQUIPMENT, net	11,246	12,074
OTHER ASSETS	39	40
GOODWILL, net of amortization of $1,892	729	729

TOTAL ASSETS	$19,851	$22,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$3,334
Current portion of long-term debt	1,879	2,388
Accounts payable	2,153	2,918
Accrued compensation	593	837
Accrued collectors and other liabilities	2,529	2,017

TOTAL CURRENT LIABILITIES	7,154	11,494
LONG-TERM DEBT, net of current portion	3,626	814

TOTAL LIABILITIES	10,780	12,308

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 shares issued and outstanding at June 30, 2003 and December 31, 2002	6	6
Additional paid-in capital	19,589	19,589
Accumulated deficit	(10,524)	(9,236)

TOTAL STOCKHOLDERS’ EQUITY	9,071	10,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,851	$22,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

Three Months Ended	Six Months Ended
June 30,	June 30,

2003	2002	2003	2002

NET SALES	$7,114	$8,066	$13,449	$15,542
COST OF SALES	5,545	6,249	10,670	11,917

GROSS PROFIT	1,569	1,817	2,779	3,625

OPERATING EXPENSES:
Selling, general and administrative	1,984	1,933	3,782	3,946

Total operating expenses	1,984	1,933	3,782	3,946

LOSS FROM OPERATIONS	(415)	(116)	(1,003)	(321)
Interest expense	143	177	303	339
Other income	(3)	(98)	(18)	(73)

140	79	285	266

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(555)	(195)	(1,288)	(587)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	—	13	—	(69)

LOSS FROM CONTINUING OPERATIONS	(555)	(208)	(1,288)	(518)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes of $184	—	—	—	359
Gain on disposition, net of applicable income taxes of $1,116	—	—	—	4,277

NET INCOME (LOSS)	$(555)	$(208)	$(1,288)	$4,118

NET INCOME (LOSS) PER COMMON SHARE:
BASIC:	Continuing operations	$(0.09)	$(0.04)	$(0.22)	$(0.09)
Discontinued operations	—	—	—	0.79

Net income (loss)	$(0.09)	$(0.04)	$(0.22)	$0.70

DILUTED:	Continuing operations	$(0.09)	$(0.04)	$(0.22)	$(0.09)
Discontinued operations	—	—	—	0.79

Net income (loss)	$(0.09)	$(0.04)	$(0.22)	$0.70

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,853	5,853	5,853	5,853

DILUTED	5,853	5,853	5,853	5,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET INCOME (LOSS)	$(555)	$(208)	$(1,288)	$4,118
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	—	—	—	(53)
Reclassification adjustment for realized foreign currency exchange loss included in net income	—	—	—	332
	—	—	—	279

COMPREHENSIVE INCOME (LOSS)	$(555)	$(208)	$(1,288)	$4,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,288)	$4,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(359)
Depreciation and amortization	1,091	1,121
Bad debt expense	55	35
Gain on sale of disposition of subsidiary, net of tax	—	(4,277)
Amortization of discount on subordinated debt	86	86
Changes in operating assets and liabilities:
Accounts receivable	(114)	553
Inventory	263	555
Prepaids and other current assets	(4)	91
Other assets	1	(2)
Accounts payable and other accrued liabilities	(497)	(1,674)

Net cash provided by (used in) operating activities of continuing operations	(407)	247

Net cash provided by operating activities of discontinued operations	—	161

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(267)	(836)
Proceeds from sale of property and equipment	4	—
Proceeds from sale of discontinued operations	—	10,000

Net cash provided by (used in) investing activities of continuing operations	(263)	9,164

Net cash used in investing activities of discontinued operations	—	(40)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(610)	(1,994)
Repayments on revolving line of credit, net of borrowings	(507)	(663)

Net cash used in financing activities of continuing operations	(1,117)	(2,657)

Net cash used in financing activities of discontinued operations	—	(1,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,787)	4,888
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,213	197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,426	$5,085

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

Stock Based-Compensation

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and have not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, we have adopted the disclosure provisions for the current fiscal year. The exercise price of options granted under our stock option plans is equal to the market price of our stock on the date of grant. Therefore, we have not recorded compensation cost under APB No. 25.

     We continue to apply APB No. 25 in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If we had determined compensation cost for all of our stock based compensation plans in accordance with the fair value method prescribed by SFAS No. 123, our proforma net income (loss) and income (loss) per share for the three months and six months ended June 30 would have been as follows (in thousands, except per share amounts):

	Three Mos. Ended June 30,		Six Mos. Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(555)	$(208)	$(1,288)	$4,118
Stock-based employee compensation expense, net of related tax effects	(33)	(40)	(67)	(68)

Net income (loss), pro forma	$(588)	$(248)	$(1,355)	$4,050

Basic income (loss) per share, as reported	$(0.09)	$(0.04)	$(0.22)	$0.70

Basic income (loss) per share, pro forma	$(0.10)	$(0.05)	$(0.23)	$0.69

Diluted income (loss) per share, as reported	$(0.09)	$(0.04)	$(0.22)	$0.70

Diluted income (loss) per share, pro forma	$(0.10)	$(0.05)	$(0.23)	$0.69

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

     Net sales of the discontinued operations were $1,949,000 for the six months ended June 30, 2002. We recorded a gain on the sale of Medscreen of $0.73 per share.

3. Net Income (Loss) per Share

     We compute and disclose our income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the presentation of basic and diluted income per share. Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted income per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and warrants and are calculated using the treasury stock method.

     Options and warrants to purchase 1,150,000 and 1,190,000 shares of our common stock for the three months ended June 30, 2003 and 2002, respectively, and 1,150,000 and 1,190,000 shares for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted income per share because their effect would have been anti-dilutive.

4. Inventories

     Inventories include laboratory materials, collection materials and products and are stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventories consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Laboratory materials	$147	$225
Collection materials	542	542
Products	366	551

	$1,055	$1,318

5. Debt

     Our debt at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	2003	2002

Revolving line of credit	$2,827	$3,334
Subordinated debt, net of discount of $43 and $129 at June 30, 2003 and December 31, 2002, respectively (paid July 2, 2003)	1,457	1,371
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	1,221	1,831

	5,505	6,536
Less: current portion and revolving line of credit	(5,106)	(5,722)

	399	814
Add: Debt reclassified to long-term pursuant to new borrowings funded in July, 2003	3,227	—

Long-term portion	$3,626	$814

     On June 26, 2003, the Company entered into a Loan and Security Agreement (“the Agreement”) with a new lender replacing its existing credit agreement. The new Agreement provides for a revolving line of credit of $3,500,000, permits borrowing at 80% of eligible receivables, has a term of three years, bears interest at prime plus 1% (5.0% as of June 30, 2003), has a one-time commitment fee of $10,000, a monthly collateral monitoring fee of $1,000, an unused line fee of 0.50% per annum, and requires the Company to maintain certain financial ratios. In addition, the Agreement provides for a term loan of up to $1,500,000 which bears interest at prime plus 3% (7.0% as of June 30, 2003), has a one-time commitment fee of $15,000 and is repayable monthly over 36 months; the initial draw down under this term loan facility was $900,000. These facilities funded on July 2, 2003 at which time our prior credit facility was fully paid and terminated. The remaining $600,000 balance of the term loan, if drawn, must be drawn within ninety days from the date of the loan agreement.

     The new Agreement is secured by a lien on a significant portion of our assets and permits up to $1,500,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan. Should the revolving line of credit be paid off prior to the end of the term, there would be a prepayment penalty of $35,000.

     As of June 30, 2003, the calculated maximum that could be borrowed and the amount outstanding were $3,319,000 and $2,827,000, respectively.

     On June 30, 2003, the Company’s subordinated debt holders agreed to an early payoff of the subordinated debt at a 50% discount. The subordinated debt, as discounted, was repaid from proceeds of the term loan facility. The Company agreed to a reduction in the exercise price of the 150,000 warrants held by the subordinated debt holders from $3.00 to $0.29 (the average of the closing prices for the 30 days ending June 26, 2003). The warrants continue to expire on September 30, 2006.

     As a result of the foregoing, the Company will report a gain on the early extinguishment of debt in the third quarter of approximately $665,000 which includes reductions for the unamortized discount (established when the subordinated debt was issued) and the fair value of re-pricing the warrants.

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

	Accrual		Accrual
	As of	2003	As of
	December 31, 2002	Payments	June 30, 2003

Severance and related benefits	$26	$(4)	$22
Clean-up and remediation	171	—	171
Repairs	9	—	9
Legal and other	28	(3)	25

Total	$234	$(7)	$227

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 157 employees were terminated as of June 30, 2003. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs includes sewer line repair or replacement as contractually provided for in the lease agreement. In addition, we expect to continue to incur legal and other fees related to interpretation of the lease’s contractual obligations. The accrual balance of $227,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred.

     On September 19, 2002, the Company’s attorneys received a letter from counsel for the landlord of the Company’s former Menlo Park, California facility claiming damages in the amount of $4.7 million. This amount is based primarily on the landlord’s claim for lost and reduced rent arising from the Company’s alleged failure to vacate the Menlo Park premises timely under the terms of the lease. On April 30, 2003, the Company’s attorneys received a second letter together with a draft complaint from the landlord’s counsel reiterating these allegations and requesting that the parties meet and confer to resolve the matter; otherwise the complaint will be filed. On May 14, 2003, the Company’s attorneys met with the landlord’s counsel. Further discussions will be held during which time the complaint will not be filed. The Company and its counsel are continuing to review the details of this claim and the Company will defend itself vigorously.

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

Recent Events

     See Note 5, (“Debt”) to the Notes to Condensed Consolidated Financial Statements for information regarding a Loan and Security Agreement entered into on June 26, 2003 between the Company and a new lender.

     On July 11, 2003, the Company received a Nasdaq Staff Determination Letter stating that it had evidenced compliance with the $1 million minimum market value requirement for its publicly held shares (“MVPHS”) as required by Marketplace Rule 4310(c)(7) for continued listing on the Nasdaq SmallCap Market. However, the Company is no longer in compliance with the $1 minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). The Company had previously been provided until July 7, 2003 to regain compliance with this rule.

     The Company appeared at a hearing (the request for which stays the delisting of the Company’s securities) on July 17, 2003 before a Nasdaq Listing Qualification Panel (the “Panel”), to review the Staff Determination. The panel is expected to report its findings shortly; however, there can be no assurance the Panel will grant the Company’s request for continued listing on the Nasdaq SmallCap Market.

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

Results of Operations

     Refer to Note 2, “Discontinued Operations”, to the accompanying Notes to Condensed Consolidated Financial Statements for further information on the sale of Medscreen in March 2002. The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	2003	2002	2003	2002	2003	2002

			(As a % of net sales)				(As a % of net sales)
NET SALES:
Workplace employers analysis	$2,018	$2,473	28.4%	30.7%	$3,722	$4,713	27.7%	30.3%
Criminal justice agencies analysis	3,352	3,844	47.1	47.6	6,624	7,732	49.2	49.7
Other analysis	89	45	1.2	0.6	170	90	1.3	0.6
Products and other	1,655	1,704	23.3	21.1	2,933	3,007	21.8	19.4

Total net sales	7,114	8,066	100.0	100.0	13,449	15,542	100.0	100.0
COST OF SALES	5,545	6,249	77.9	77.5	10,670	11,917	79.3	76.7

GROSS PROFIT	1,569	1,817	22.1	22.5	2,779	3,625	20.7	23.3

OPERATING EXPENSES:
Selling, general and administrative	1,984	1,933	27.9	24.0	3,782	3,946	28.1	25.4

Total operating expenses	1,984	1,933	27.9	24.0	3,782	3,946	28.1	25.4

LOSS FROM OPERATIONS	(415)	(116)	(5.8)	(1.5)	(1,003)	(321)	(7.4)	(2.1)
OTHER EXPENSE, net	140	79	2.0	1.0	285	266	2.1	1.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	—	13	—	0.2	—	(69)	—	(0.4)

LOSS FROM CONTINUING OPERATIONS	(555)	(208)	(7.8)	(2.7)	(1,288)	(518)	(9.5)	(3.4)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes	—	—	—	—	—	359	—	2.3
Gain on sale of disposition, net of applicable income taxes	—	—	—	—	—	4,277	—	27.5

NET INCOME (LOSS)	$(555)	$(208)	(7.8)%	(2.7)%	$(1,288)	$4,118	(9.5)%	26.4%

Second Quarter 2003 vs. 2002

     Net sales for the three months ended June 30, 2003 were $7,114,000, a decrease of 11.8% from last year’s second quarter sales of $8,066,000. While the overall volume of laboratory specimen analysis was down by 19.0%, revenue was down only 11.8%. Average selling prices of laboratory analysis rose 5.9% in the current quarter, a function of customer and service mix, as there have been no significant price increases in 2003. The continued weakness in the economy is still having an adverse impact on pre-employment testing by workplace customers. More customers are implementing stringent cost controls and performing less drug testing and criminal justice agencies are performing more in-house testing with external confirmation by laboratories. In addition, presumptive positive test rates of criminal justice customers are increasing, causing more higher priced confirmation tests which is contributing to the higher average price per specimen. Sales of products and other services were lower by only 2.9%, confirming a shift toward in-house testing.

     Cost of sales for the three months ended June 30, 2003 were $5,545,000 (77.9% of net sales), a decrease of 11.3% from last year’s second quarter cost of sales of $6,249,000 (77.5% of net sales). Variable costs decreased 13.7% from the second quarter last year, more than the decrease in sales, due to on-going cost reduction efforts. Specimen collection service fees continued to decrease through the implementation of our preferred collector program. Decreases in collection forms and supplies also outpaced the decline in sales. Increases in fixed costs such as business insurance, professional services and depreciation were offset by lower repair and maintenance costs in the quarter.

     Selling, General & Administrative (SG&A) expenses for the three months ended June 30, 2003 were $1,984,000 (27.9% of net sales) as compared to $1,933,000 (24.0% of net sales) in 2002. Higher legal and other professional services primarily accounted for the increase.

     Net loss from continuing operations for the three months ended June 30, 2003 was $555,000 or $0.09 per share compared to a net loss of $208,000 or $0.04 per share in 2002.

Six Months 2003 vs. 2002

     Net sales for the six months ended June 30, 2003 decreased $2,093,000 (13.5%) to $13,449,000 in 2003 from $15,542,000 in 2002. Specimen volume was down significantly for both workplace and criminal justice customers, 23.5% and 19.6% respectively. Sales of products and other services were lower by only 2.5%. Declines in sales of PharmScreen® were largely offset by higher non-laboratory services.

     Cost of sales for the six months ended June 30, 2003 decreased $1,247,000 (10.5%) to $10,670,000 in 2003 (79.3% of net sales) from $11,917,000 in 2002 (76.7% of net sales). The increase in cost of sales as a percentage of net sales was the result of increased fixed costs, primarily the result of increases in depreciation expense related to laboratory software and increases in the cost of facility insurance, which were partially offset by lower repair and maintenance expenses for lab equipment. Variable costs decreased 14.3% from the first six months of last year, greater than the decline in sales. Specimen collection service fees continued to decrease through the implementation of our preferred collector program. Collection forms and supplies, labor and fringe benefits, and inbound transportation of specimens account for the majority of the decrease in variable costs. Product costs decreases exceeded the decrease in sales, primarily due to a change in product mix.

     Selling, General & Administrative (SG&A) expenses for the six months ended June 30, 2003 decreased $164,000 (4.2%) to $3,782,000 in 2003 (28.1% of net sales) from $3,946,000 in 2002 (25.4% of net sales). Bad debt expense was lower as a result of improved credit and collection efforts. A corresponding reduction of days sales outstanding from 57.0 days at June, 2002 to 54.1 days in 2003 was also achieved. Lower software development costs and marketing expenses account for the balance of the reduction.

     Discontinued Operations for the six months ended June 30, 2002 resulted in net income of $4,636,000 (or $0.79 per share) which is comprised of net income from Medscreen’s operations for three months of $359,000 (or $0.06 per share) and the gain on the sale of Medscreen of $4,277,000 (or $0.73 per share).

     Net Loss from continuing operations for the six months ended June 30, 2003 was $1,288,000, or $0.22 per share compared to a net loss in 2002 of $518,000, or $0.09 per share. The net income for the six months ended June 30, 2002 including discontinued operations was $4,118,000, or $0.70 per share. There were no discontinued operations in the first six months of this year.

Liquidity and Capital Resources

     Our continuing operations during the six-month period ended June 30, 2003 used cash of $407,000 and provided $247,000 of cash during the first six months in 2002. The decrease in cash flow from operations was principally the result of the larger loss from continuing operations in the first six months of 2003. Working capital management continues to remain a priority.

     As of June 30, 2003, we had $2,426,000 in cash and cash equivalents. During the six months ended June 30, 2003, we used approximately $267,000 in cash to purchase property and equipment, principally for information systems development.

     On June 26, 2003, the Company entered into a Loan and Security Agreement (“the Agreement”) with a new lender replacing its existing credit agreement. The new Agreement provides for a revolving line of credit of $3,500,000, permits borrowing at 80% of eligible receivables, has a term of three years, bears interest at prime plus 1% (5.0% as of June 30, 2003), has a one-time commitment fee of $10,000, a monthly collateral monitoring fee of $1,000, an unused line fee of 0.50% per annum, and requires the Company to maintain certain financial ratios. In addition, the Agreement provides for a term loan of up to $1,500,000 which bears interest at prime plus 3% (7.0% as of June 30, 2003), has a one-time commitment fee of $15,000 and is repayable monthly over 36 months; the initial draw down under this term loan facility was $900,000. These facilities funded on July 2, 2003 at which time our prior credit facility was fully paid and terminated. The remaining $600,000 balance of the term loan, if drawn, must be drawn within ninety days from the date of the loan agreement.

     The new Agreement is secured by a lien on a significant portion of our assets and permits up to $1,500,000 of the revolving line of credit to be used to repurchase our common stock under our common stock repurchase program and permits the declaration and distribution of a dividend in connection with our stockholder rights plan. Should the revolving line of credit be paid off prior to the end of the term, there would be a prepayment penalty of $35,000.

     As of June 30, 2003, the calculated maximum that could be borrowed and the amount outstanding were $3,319,000 and $2,827,000, respectively.

     On June 30, 2003, the Company’s subordinated debt holders agreed to an early payoff of the subordinated debt at a 50% discount. The subordinated debt, as discounted, was repaid from proceeds of the term loan facility. The Company agreed to a reduction in the exercise price of the 150,000 warrants held by the subordinated debt holders from $3.00 to $0.29 (the average of the closing prices for the 30 days ending June 26, 2003). The warrants continue to expire on September 30, 2006.

     As a result of the foregoing, the Company will report a gain on the early extinguishment of debt in the third quarter of approximately $665,000 which includes reductions for the unamortized discount (established when the subordinated debt was issued) and the fair value of re-pricing the warrants.

     We anticipate the existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future.

Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS 143 effective January 1, 2003. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect FIN 45 to have a material effect on its financial condition and results of operations.

     In May 2003, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, most now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issue to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003      , and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. PharmChem does not expect SFAS No. 150 to have a material effect on its financial condition or results of operations.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For Variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. PharmChem does not expect FIN 46 to have a material effect on its financial condition or results of operations.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. PharmChem does not expect EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk with respect to our debt outstanding. Our new credit agreement carries interest at the prime rate plus 1.0% for the revolving line of credit and prime rate plus 3.0% for the term loan. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. The market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on May 13, 2003, the Company’s stockholders took the following actions:

(a)	The following directors were elected to serve until the next Annual Meeting:

Joseph W. Halligan — 5,298,844 shares in favor and 1,900 shares withheld;
Richard D. Irwin — 5,300,344 shares in favor and 400 shares withheld;
Stephen I. Schorr — 5,300,344 shares in favor and 400 shares withheld; and
Donald R. Stroben — 5,300,344 shares in favor and 400 shares withheld.

(b)	Ratification of the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the 2003 fiscal year, by a vote of 5,300,344 shares in favor, 400 shares against, and zero shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.38	—	Letter agreement between PharmChem, Inc. and Irwin Family Limited Partnership dated June 30, 2003.
10.39	—	Letter Agreement between PharmChem, Inc. and Richard D. Irwin dated June 30, 2003.
10.40	—	Letter Agreement between PharmChem, Inc. and MicroCap Partners, L.P. dated June 30, 2003.
10.41	—	Warrant from PharmChem, Inc. to Irwin Family Limited Partnership dated June 30, 2003.
10.42	—	Warrant from PharmChem, Inc. to Richard D. Irwin dated June 30, 2003.
10.43	—	Warrant from PharmChem, Inc. to MicroCap Partners, L.P. dated June 30, 2003.
10.44	—	Loan and Security Agreement between Silicon Valley Bank and PharmChem, Inc., dated June 26, 2003.
10.45	—	Intellectual Property Security Agreement between Silicon Valley Bank and PharmChem, Inc. dated June 26, 2003.
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Press release issued on August 11, 2003 reporting second quarter 2003 financial results.

Press release issued on July 15, 2003 reporting Nasdaq determination letter received on July 11, 2003.

Press Release issued on July 2, 2003 announcing a new loan and security agreement and the early payoff of subordinated debt.

Press release issued on May 28, 2003 disclosing possible delisting action by Nasdaq.

Press release issued on May 15, 2003 reporting first quarter 2003 financial results.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmChem, Inc.
(Registrant)

Date: August 11, 2003	By:	/s/ David A. Lattanzio

David A. Lattanzio
Chief Financial Officer and Vice President,
Finance and Administration
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.38	—	Letter agreement between PharmChem, Inc. and Irwin Family Limited Partnership dated June 30, 2003.
10.39	—	Letter Agreement between PharmChem, Inc. and Richard D. Irwin dated June 30, 2003.
10.40	—	Letter Agreement between PharmChem, Inc. and MicroCap Partners, L.P. dated June 30, 2003.
10.41	—	Warrant from PharmChem, Inc. to Irwin Family Limited Partnership dated June 30, 2003.
10.42	—	Warrant from PharmChem, Inc. to Richard D. Irwin dated June 30, 2003.
10.43	—	Warrant from PharmChem, Inc. to MicroCap Partners, L.P. dated June 30, 2003.
10.44	—	Loan and Security Agreement between Silicon Valley Bank and PharmChem, Inc., dated June 26, 2003.
10.45	—	Intellectual Property Security Agreement between Silicon Valley Bank and PharmChem, Inc. dated June 26, 2003.
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.