Form 10-Q
period 2003-09-30
PHARMCHEM INC
filed 2003-11-14
CIK 876645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes       No ✓

     As of October 31, 2003, the registrant had outstanding 5,852,593 shares of Common Stock, $0.001 par value.

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

PHARMCHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,581	$4,213
Accounts receivable, net of allowances for doubtful accounts of $236 and $197	3,999	3,792
Inventories	975	1,318
Prepaid expenses	241	501

TOTAL CURRENT ASSETS	6,796	9,824

PROPERTY AND EQUIPMENT, net	10,859	12,074
OTHER ASSETS	74	40
GOODWILL, net of amortization of $1,892	729	729

TOTAL ASSETS	$18,458	$22,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$3,334
Current portion of long-term debt	1,221	2,388
Accounts payable	1,889	2,918
Accrued compensation	410	837
Accrued collectors and other liabilities	1,999	2,017

TOTAL CURRENT LIABILITIES	5,519	11,494
LONG-TERM DEBT, net of current portion	3,579	814

TOTAL LIABILITIES	9,098	12,308

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000 shares authorized, 5,853 shares issued and outstanding at September 30, 2003 and December 31, 2002	6	6
Additional paid-in capital	19,630	19,589
Accumulated deficit	(10,276)	(9,236)

TOTAL STOCKHOLDERS’ EQUITY	9,360	10,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,458	$22,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES	$6,942	$7,316	$20,391	$22,858
COST OF SALES	5,278	5,790	15,948	17,707

GROSS PROFIT	1,664	1,526	4,443	5,151

OPERATING EXPENSES:
Selling, general and administrative	1,984	2,193	5,766	6,139

Total operating expenses	1,984	2,193	5,766	6,139

LOSS FROM OPERATIONS	(320)	(667)	(1,323)	(988)

Gain on payoff of subordinated debt	665	—	665	—
Interest expense	(100)	(167)	(403)	(506)
Other income	4	9	22	82

	569	(158)	284	(424)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	249	(825)	(1,039)	(1,412)
BENEFIT FROM INCOME TAXES	—	—	—	(69)

INCOME (LOSS) FROM CONTINUING OPERATIONS	249	(825)	(1,039)	(1,343)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of applicable income taxes of $184	—	—	—	359
Gain on disposition, net of applicable income taxes of $1,116	—	—	—	4,277

NET INCOME (LOSS)	$249	$(825)	$(1,039)	$3,293

NET INCOME (LOSS) PER COMMON SHARE:
BASIC: Continuing operations	$0.04	$(0.14)	$(0.18)	$(0.23)
Discontinued operations	—	—	—	0.79

Net income (loss)	$0.04	$(0.14)	$(0.18)	$0.56

DILUTED:
Continuing operations	$0.04	$(0.14)	$(0.18)	$(0.23)
Discontinued operations	—	—	—	0.79

Net income (loss)	$0.04	$(0.14)	$(0.18)	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,853	5,853	5,853	5,853

DILUTED	5,923	5,853	5,853	5,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET INCOME (LOSS)	$249	$(825)	$(1,039)	$3,293
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation	—	—	—	(53)
Reclassification adjustment for realized foreign currency exchange loss included in net income	—	—	—	332

	—	—	—	279

COMPREHENSIVE INCOME (LOSS)	$249	$(825)	$(1,039)	$3,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMCHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,039)	$3,293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(359)
Depreciation and amortization	1,576	1,698
Gain on payoff of subordinated debt	(665)	—
Amortization of discount on subordinated debt	86	130
Provision for doubtful accounts	39	95
Gain on sale of disposition of subsidiary, net of tax	—	(4,277)
Changes in operating assets and liabilities:
Accounts receivable	(246)	1,137
Inventories	343	849
Prepaids and other current assets	260	97
Other assets	(33)	34
Accounts payable and other accrued liabilities	(1,474)	(1,981)

Net cash provided by (used in) operating activities of continuing operations	(1,153)	716

Net cash provided by operating activities of discontinued operations	—	161

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(364)	(1,183)
Proceeds from sale of discontinued operations	—	10,000
Increase in restricted cash	—	(500)

Net cash provided by investing activities of continuing operations	(364)	8,317

Net cash used in investing activities of discontinued operations	—	(40)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,000)	(2,346)
Proceeds from new revolving line of credit	2,840	—
Payoff of former revolving line of credit	(2,827)
Payoff of subordinated debt	(750)	—
Repayments on revolving line of credit, net	(878)	(863)
Borrowings on term loan	1,500	—

Net cash used in financing activities of continuing Operations	(1,115)	(3,209)
Net cash used in financing activities of discontinued operations	—	(1,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,632)	3,958
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,213	197

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,581	$4,155

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

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair valued based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation using Accounting Principles Boards (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and have not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, we have adopted the disclosure provisions for the current fiscal year. The exercise price of options granted under our stock option plans is equal to the market price of our stock on the date of grant. Therefore, we have not recorded compensation cost under APB No. 25.

     We continue to apply APB No. 25 in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recorded in the consolidated statements of operations for the stock option plans. If we had determined compensation cost for all of our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123, our proforma net income (loss) and income (loss) per share for the three months and nine months ended September 30 would have been as follows (in thousands, except per share amounts):

	3 Mos. Ended September 30,		9 Mos. Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$249	$(825)	$(1,039)	$3,293
Stock-based employee compensation expense, net of related tax effects	(34)	(16)	(101)	(84)

Net income (loss), proforma	$215	$(841)	$(1,140)	$3,209

Basic income (loss) per share, as reported	$0.04	$(0.14)	$(0.18)	$0.56

Basic income (loss) per share, pro forma	$0.04	$(0.14)	$(0.19)	$0.55

Diluted income (loss) per share, as reported	$0.04	$(0.14)	$(0.18)	$0.56

Diluted income (loss) per share, pro forma	$0.04	$(0.14)	$(0.19)	$0.55

2. Discontinued Operations

     On March 25, 2002, we completed the sale of Medscreen for approximately $10.0 million. In connection with the sale, Medscreen’s two loan facilities totaling approximately $1,663,000 were fully repaid. Closing and other settlement costs totaled approximately $324,000 and approximately $989,000 was used to repay debt. The remainder of the proceeds have been and will be used for general corporate purposes.

     Net sales of the discontinued operations were $1,949,000 for the nine months ended September 30, 2002. We recorded a gain on the sale of Medscreen of $0.73 per diluted share.

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

     Options and warrants to purchase 1,150,000 shares of our common stock for the the nine months ended September 30, 2003, and 1,185,000 shares of our common stock for the three months and nine months ended September 30, 2002, were not included in the computation of diluted income per share because their effect would have been anti-dilutive.

4. Inventories

     Inventories include laboratory materials, collection materials and products and are stated at the lower of cost or market. Cost is determined using standard costs, including freight, that approximate actual costs on a first-in, first-out basis. Inventory consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Laboratory materials	$132	$225
Collection materials	529	542
Products	314	551

	$975	$1,318

5. Debt

     Our debt at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	2003	2002

Revolving line of credit	$2,468	$3,334
Term loan	1,375	—
Subordinated debt, net of discount of $129 at December 31, 2002 (paid July 2, 2003)	—	1,371
Obligations under capitalized leases, due in monthly installments through 2005, secured by laboratory equipment, office equipment and computer software, interest rates ranging from 8% to 9%	957	1,831

	4,800	6,536
Less: current portion and, in 2002, revolving line of credit	(1,221)	(5,722)

Long-term portion	$3,579	$814

     On June 26, 2003, the Company entered into a Loan and Security Agreement (“the Agreement”) with a new lender replacing its existing credit agreement. The new Agreement provides for a revolving line of credit of $3,500,000, permits borrowing at 80% of eligible receivables, has a term of three years, bears interest at prime plus 1% (5.0% as of September 30, 2003), has a one-time commitment fee of $10,000, a monthly collateral monitoring fee of $1,000, an unused line fee of 0.50% per annum, and requires the Company to maintain certain financial ratios. In addition, the Agreement provides for a term loan of up to $1,500,000 which bears interest at prime plus 3% (7.0% as of September 30, 2003), has a one-time commitment fee of $15,000 and is repayable monthly over 36 months. The initial draw down under this term loan facility was $900,000. These facilities funded on July 2, 2003 at which time our prior credit facility was fully paid and terminated. The remaining $600,000 balance of the term loan was drawn down on August 12, 2003.

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

     As of September 30, 2003, the calculated maximum that could be borrowed and the amount outstanding were $3,213,000 and $2,468,000, respectively.

     As of June 30, 2003, the Company’s subordinated debt holders agreed to an early payoff of the subordinated debt at a 50% discount. The subordinated debt, as discounted, was repaid from proceeds of the term loan facility. The Company agreed to a reduction in the exercise price of the 150,000 warrants held by the subordinated debt holders from $3.00 to $0.29 (the average of the closing prices for the 30 days ending June 26, 2003). The warrants continue to expire on September 30, 2006.

     As a result of the foregoing, the Company reported a gain on the early extinguishment of debt in the current quarter of approximately $665,000, or $0.11 per diluted share, which includes reductions for the unamortized discount (established when the subordinated debt was issued) and the fair value of re-pricing the warrants.

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

	Accrual		Accrual
	As of	2003	As of
	December 31, 2002	Payments	September 30, 2003

Severance and related benefits	$26	$(10)	$16
Clean-up and remediation	171	(1)	170
Repairs	9	—	9
Legal and other	28	(3)	25

Total	$234	$(14)	$220

     The restructuring plan was designed to provide for costs associated with leaving our facilities in Menlo Park, California. The restructuring expenses represent estimated and actual costs related to workforce reductions, clean-up, repairs and legal services. As part of the workforce reduction, we recorded severance and related fringe benefits costs for approximately 160 employees from operations and administration, of which 158 employees were terminated as of September 30, 2003. The clean-up and remediation includes removal of a previously unknown storage vault and potential restoration of the facility per the lease agreement. Repairs include sewer line repair or replacement as contractually provided for in the lease agreement. The accrual balance of $220,000 is classified as a component in “Accrued collectors and other liabilities” on the balance sheet. Costs for relocation were expensed as incurred.

     On September 19, 2002, the Company’s attorneys received a letter from counsel for the landlord of the Company’s former Menlo Park, California facility claiming damages in the amount of $4.7 million. This amount is based primarily on the landlord’s claim for lost and reduced rent arising from the Company’s alleged failure to vacate the Menlo Park premises timely under the terms of the lease. On April 30, 2003, the Company’s attorneys received a second letter together with a draft complaint from the landlord’s counsel reiterating these allegations and requesting that the parties meet and confer to resolve the matter; otherwise the complaint will be filed. On May 14, 2003, the Company’s attorneys met with the landlord’s counsel. It was agreed that the complaint will not be filed while discussions are ongoing. However, the landlord’s counsel has not pursued this matter with the Company’s attorneys in any respect since May, 2003. The Company and its counsel are continuing to review the details of this claim and the Company will defend itself vigorously.

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

Recent Events

     The Administrative Office of U.S. Courts (“AOUSC”) has awarded its drug testing program to three other laboratories. Heretofore, the Company had performed nearly all of the drug testing for AOUSC and has done so for nearly 15 years. The current contract between AOUSC and the Company originally expired late last year after running for five years. During this time, the AOUSC requested and the Company granted several extensions of the term of the existing contract, the last of which ends on November 30, 2003. However, the Company continues to perform drug testing for AOUSC on a national basis and it is unclear when the transition will commence.

     The Company believes that it has grounds to protest the award and filed a protest with the Government Accounting Office on October 23, 2003. If the protest is not successful, the loss of this customer will result in a significant adverse effect on the Company’s operations and will require it to engage in significant cost reduction measures, including sizable layoffs.

     During the first nine months of 2003, sales to AOUSC comprised nearly $5.8 million, or 28% of the Company’s sales. It is unlikely the Company will be able to replace this business in the near future.

     On October 14, 2003, the Company received a waiver until January, 2004 of the Nasdaq $1.00 minimum bid price requirement. The waiver was granted as a result of a resolution adopted by the Board of Directors whereby the stockholders of the Company will be asked to consider a reverse stock split at a special stockholder meeting. Pursuant to the waiver, the Company must evidence a closing bid price of at least $1.00 per share on or before January 14, 2004 and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In order to comply with the terms of the waiver, the Company must also be able to demonstrate compliance with all other requirements for continued listing on The Nasdaq SmallCap Market. During this waiver period, the Company’s stock trades under the symbol PCHMC.

     See Note 5 (“Debt”) to the Notes to Condensed Consolidated Financial Statements for information regarding a Loan and Security Agreement entered into on June 26, 2003 between the Company and a new lender.

     The Company implemented further cost reduction initiatives that took effect in September 2003. Layoffs and delaying indefinitely the filling of open positions have reduced administrative headcount by nine. In addition, the salaries of officers and highly compensated employees were reduced by 5% to 25% and their merit increases were temporarily suspended. These steps will reduce costs by over $500,000 on an annualized basis.

     While the Company believes its operations in its Haltom City, Texas laboratory have experienced significant efficiencies, current volume levels and the possible loss of the AOUSC business have and may offset the continued realization of such benefits.

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

Results of Operations

     Refer to Note 2, “Discontinued Operations”, to the accompanying Notes to Condensed Consolidated Financial Statements for further information on the sale of Medscreen in March 2002. The following table sets forth for the periods indicated certain financial data (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003	2002	2003	2002	2003	2002	2003	2002

			(As a % of net sales)				(As a % of net sales)
NET SALES:
Workplace employers analysis	$1,946	$1,913	28.0%	26.2%	$5,668	$6,626	27.8%	29.0%
Criminal justice agencies analysis	3,173	3,628	45.7	49.6	9,797	11,360	48.0	49.7
Other analysis	83	61	1.2	0.8	253	151	1.2	0.7
Products and other	1,740	1,714	25.1	23.4	4,673	4,721	23.0	20.6

COST OF SALES	5,278	5,790	76.0	79.1	15,948	17,707	78.2	77.5

GROSS PROFIT	1,664	1,526	24.0	20.9	4,443	5,151	21.8	22.5

OPERATING EXPENSES:
Selling, general and administrative	1,984	2,193	28.6	30.0	5,766	6,139	28.3	26.8

LOSS FROM OPERATIONS	(320)	(667)	(4.6)	(9.1)	(1,323)	(988)	(6.5)	(4.3)
GAIN ON PAYOFF OF SUBORDINATED DEBT	665	—	9.6	—	665	—	3.3	—
OTHER EXPENSE, net	(96)	158	(1.4)	2.2	(381)	424	(1.9)	1.8
BENEFIT FROM INCOME TAXES	—	—	—	—	—	(69)	—	(0.3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	249	(825)	3.6	(11.3)	(1,039)	(1,343)	(5.1)	(5.8)
DISCONTINUED OPERATIONS
Income from discontinued operations, net of applicable income taxes	—	—	—	—	—	359	—	1.5
Gain on sale of disposition, net of applicable income taxes	—	—	—	—	—	4,277	—	18.7

NET INCOME (LOSS)	$249	$(825)	3.6%	(11.3)%	$(1,039)	$3,293	(5.1)%	14.4%

Third Quarter 2003 vs. 2002

     Net sales for the three months ended September 30, 2003 were $6,942,000, a decrease of 5.1% from last year’s third quarter sales of $7,316,000. In this year’s third quarter, laboratory specimen volume fell by nearly 9.6% from the same period a year ago, the smallest quarterly percentage decrease since 2001. Volume from workplace customers was slightly higher than last year’s levels in advance of hiring for the winter holidays. Volume from criminal justice customers was down 15.3% as fewer tests are being performed due to governmental budgetary restraints. The weak economy continues to exert a negative pressure on drug testing. Average selling prices of laboratory analysis rose slightly in the current quarter but this is a function of customer and service mix as there have been no significant price increases in 2003. Sales of products and other services were higher by 1.5%. The Company shipped its first random generator system to one of its customers in the current quarter. This system was developed by the Company to assist customers in randomly selecting candidates for their random testing programs.

     Cost of sales for the three months ended September 30, 2003 was $5,278,000 (76.0% of net sales), a decrease of 8.8% from last year’s third quarter cost of sales of $5,790,000 (79.1% of net sales). The lower cost of sales this year is a result of lower specimen volume coupled with operating efficiencies and lower overtime. Fixed overhead was lower by 12% in spite of higher depreciation related to systems and equipment at the new facility being placed into service. Gross profit as a percentage of net sales increased to 24.0% in 2003 from 20.9% in 2002.

     Selling, General & Administrative (SG&A) expenses for the three months ended September 30, 2003 decreased to $1,984,000 in 2003 from $2,193,000 in 2002. The decrease of 9.5% partially reflects lower travel, marketing and consulting expenses offset by higher legal costs. SG&A expenses as a percentage of net sales decreased to 28.6% in 2003 from 30.0% in 2002.

     Gain on Payoff of Subordinated Debt represents the early payoff of such debt at a 50% discount less deductions for the unamortized discount (established when the subordinated debt was issued) and the fair value of re-pricing the warrants for 150,000 shares held by the subordinated debt holders from $3.00 to $0.29.

     Net income from continuing operations for the three months ended September 30, 2003 was $249,000 or $0.04 per share compared to a net loss of $825,000 or $0.14 per share in 2002. This year’s net income includes the gain on payoff of subordinated debt of $665,000, or $0.11 per share.

Nine Months 2003 vs. 2002

     Net sales for the nine months ended September 30, 2003 decreased 10.8% to $20,391,000 in 2003 from $22,858,000 in 2002. Specimen volume was down in all customer classes with criminal justice volume down significantly more than workplace. Sales of products and other services were lower by only 1.0%.

     Cost of sales for the nine months ended September 30, 2003 decreased 9.9% to $15,948,000 in 2003 (78.2% of net sales) from $17,707,000 in 2002 (77.5% of net sales). This reduction is attributable to lower specimen volume, operating efficiencies and cost control, particularly of overtime and reagents. Nearly all cost components were lower with the exception of health insurance and depreciation. Gross profit as a percentage of net sales decreased to 21.8% in 2003 from 22.5% in 2002. Lower volume this year has not been sufficient to absorb all fixed expenses.

     Selling, General & Administrative (SG&A) expenses for the nine months ended September 30, 2003 decreased 6.1% to $5,766,000 in 2003 (28.3% of net sales) from $6,139,000 in 2002 (26.8% of net sales). This year’s SG&A expenses reflect a reduction in costs related to sales, marketing, customer service and information systems.

     Gain on Payoff of Subordinated Debt represents the early payoff of such debt at a 50% discount less deductions for the unamortized discount (established when the subordinated debt was issued) and the fair value of re-pricing the warrants for 150,000 shares held by the subordinated debt holders from $3.00 to $0.29.

     Discontinued Operations for the nine months ended September 30, 2002 resulted in net income of $4,636,000 (or $0.79 per diluted share), which is comprised of net income from Medscreen’s operations for three months of $359,000 (or $0.06 per diluted share) and the gain on the sale of Medscreen of $4,277,000 (or $0.73 per diluted share).

     Net Loss from continuing operations for the nine months ended September 30, 2003 was $1,039,000 or $0.18 per share compared to a net loss in 2002 of $1,343,000 or $0.23 per share. The net income for the nine months ended September 30, 2002, including discontinued operations, was $3,293,000, or $0.56 per diluted share. This year’s net income includes the gain on payoff of subordinated debt of $665,000, or $0.11 per share.

Liquidity and Capital Resources

     Our continuing operations during the nine-month periods ended September 30 used and provided cash of $1,153,000 and $716,000 in 2003 and 2002, respectively. The decrease in cash flow from operations between 2003 and 2002 principally reflects higher receivables and the sale of Medscreen in 2002. As of September 30, 2003, we had $1,581,000 in cash and cash equivalents. During the nine months ended September 30, 2003, we used approximately $364,000 in cash to purchase property and equipment, principally for information systems development and facility-related expenditures for our new Haltom City, Texas location.

     On June 26, 2003, the Company entered into a Loan and Security Agreement (“the Agreement”) with a new lender replacing its existing credit agreement. The new Agreement provides for a revolving line of credit of $3,500,000, permits borrowing at 80% of eligible receivables, has a term of three years, bears interest at prime plus 1% (5.0% as of September 30, 2003), has a one-time commitment fee of $10,000, a monthly collateral monitoring fee of $1,000, an unused line fee of 0.50% per annum, and requires the Company to maintain certain financial ratios. In addition, the Agreement provides for a term loan of up to $1,500,000 which bears interest at prime plus 3% (7.0% as of September 30, 2003), has a one-time commitment fee of $15,000 and is repayable monthly over 36 months. The initial draw down under this term loan facility was $900,000. These facilities funded on July 2, 2003 at which time our prior credit facility was fully paid and terminated. The remaining $600,000 balance of the term loan was drawn down on August 12, 2003.

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

     As of September 30, 2003, the calculated maximum that could be borrowed and the amount outstanding were $3,213,000 and $2,468,000, respectively.

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

     As a result of the foregoing, the Company reported a gain on the early extinguishment of debt in the current quarter of approximately $665,000, or $0.11 per diluted share, which includes reductions for the unamortized discount (established when the subordinated debt was issued) and the fair value of re-pricing the warrants.

     We anticipate the existing cash balances, amounts available under existing and future credit agreements and funds to be generated from future operations will be sufficient to fund operations and forecasted capital expenditures through the foreseeable future. However, as more fully disclosed on pages 12 and 13, the possible loss of the AOUSC business could severely limit the generation of funds from operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect FIN 45 to have a material effect on its financial condition and results of operations.

     In May 2003, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. PharmChem does not expect SFAS No. 150 to have a material effect on its financial condition or results of operations.

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

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involved the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. PharmChem does not expect EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk with respect to our debt outstanding. Our new revolving credit agreement carries interest at the prime rate plus 1.0% for the revolving line of credit and prime plus 3% for the term loan. As the prime rate increases, we will incur higher relative interest expense and similarly, a decrease in the prime rate will reduce relative interest expense. A 1.0% change in the prime rate would not materially change interest expense assuming levels of debt consistent with historical amounts. The market risks are not considered significant and, therefore, we do not intend to engage in significant hedging transactions.

Item 4. Controls and Procedures

     Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financing reporting.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Press release dated November 14, 2003 reporting third quarter 2003 financial results.

Press release dated October 16, 2003 reporting Nasdaq waiver of delisting and loss of customer.

Press release dated October 15, 2003 reporting a change in certifying accountant.

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

PharmChem, Inc. (Registrant)

Date: November 14, 2003	By:	/S/ David A. Lattanzio

David A. Lattanzio Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.